Form 10-Q
period 2012-06-30
Burger King Worldwide, Inc.
filed 2012-08-06
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35511

BURGER KING WORLDWIDE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-5011014
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of Principal Executive Offices)	(Zip Code)

(305) 378-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one);

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, there were 350,061,106 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	June 30, 2012	December 31, 2011
ASSETS	(In millions, except share data)
Current assets:
Cash and cash equivalents	$377.7	$459.0
Trade and notes receivable, net	150.5	152.8
Prepaids and other current assets, net	146.1	69.2
Deferred income taxes, net	22.9	43.1

Total current assets	697.2	724.1
Property and equipment, net of accumulated depreciation of $193.6 million and $150.1 million, respectively	906.9	1,026.5
Intangible assets, net	2,784.6	2,823.3
Goodwill	639.8	657.7
Net investment in property leased to franchisees	232.9	242.2
Other assets, net	185.1	134.6

Total assets	$5,446.5	$5,608.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$82.1	$98.4
Accrued advertising	93.8	97.4
Other accrued liabilities	192.5	242.7
Current portion of long term debt and capital leases	35.9	33.5

Total current liabilities	404.3	472.0
Term debt, net of current portion	2,911.7	3,010.3
Capital leases, net of current portion	106.1	95.4
Other liabilities, net	360.9	366.2
Deferred income taxes, net	568.3	615.3

Total liabilities	4,351.3	4,559.2

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 350,025,166 shares issued and outstanding at June 30, 2012; 348,245,293 shares issued and outstanding at December 31, 2011 (Note 12)	3.5	3.5
Additional paid-in capital	1,199.6	1,186.6
Retained earnings (accumulated deficit)	34.9	(27.6)
Accumulated other comprehensive loss	(142.8)	(113.3)

Total stockholders’ equity	1,095.2	1,049.2

Total liabilities and stockholders’ equity	$5,446.5	$5,608.4

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$345.9	$419.0	$742.1	$811.5
Franchise and property revenues	194.9	176.4	368.6	335.9

Total revenues	540.8	595.4	1,110.7	1,147.4

Company restaurant expenses:
Food, paper and product costs	115.0	135.4	245.0	262.4
Payroll and employee benefits	100.2	122.2	219.7	242.2
Occupancy and other operating costs	90.5	111.6	195.0	221.3

Total Company restaurant expenses	305.7	369.2	659.7	725.9
Franchise and property expenses	28.5	23.2	52.3	46.3
Selling, general and administrative expenses	95.8	99.3	190.8	199.7
Other operating (income) expenses, net	(17.1)	4.7	(4.1)	12.5

Total operating costs and expenses	412.9	496.4	898.7	984.4

Income from operations	127.9	99.0	212.0	163.0

Interest expense, net	57.2	56.1	116.3	106.3
Loss on early extinguishment of debt	7.7	—	11.2	19.6

Income before income taxes	63.0	42.9	84.5	37.1
Income tax expense	14.8	12.7	22.0	12.8

Net income	$48.2	$30.2	$62.5	$24.3

Earnings per share:
Basic	$0.14	$0.09	$0.18	$0.07
Diluted	$0.14	$0.09	$0.18	$0.07
Weighted average shares outstanding
Basic	350.0	348.3	349.1	348.1
Diluted	354.6	348.3	352.5	348.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net income	$48.2	$30.2	$62.5	$24.3
Foreign currency translation adjustment	(66.0)	25.9	(27.0)	85.8
Net change in fair value of net investment hedges (net of tax of $6.4 million and $2.6 million for the three and six months ended June 30, 2012, respectively)	5.9	—	—	—
Net change in fair value of interest rate caps (net of tax of $3.2 million and $10.6 million for the three months ended June 30, 2012 and 2011, respectively, and $4.2 million and $9.0 million for the six months ended June 30, 2012 and 2011, respectively)	(6.3)	(15.7)	(9.0)	(13.4)
Amounts reclassified to earnings during the period from terminated caps/swaps (net of tax of zero for the three months ended June 30, 2012, and $0.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively)	0.7	—	0.9	(0.6)
Pension and post-retirement benefit plans (net of tax of zero and $4.2 million for the three and six months ended June 30, 2012)	—	—	6.5	—
Amortization of prior service costs (net of tax of zero and $0.2 million for the three and six months ended June 30, 2012, respectively)	(0.8)	—	(0.9)	—

Other comprehensive income (loss), net of tax	(66.5)	10.2	(29.5)	71.8

Total comprehensive income (loss)	$(18.3)	$40.4	$33.0	$96.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:	(In millions)
Net income	$62.5	$24.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.4	68.8
Loss on early extinguishment of debt	11.2	19.6
Amortization of deferred financing cost and debt issuance discount	29.4	15.8
Loss (gain) on remeasurement of foreign denominated transactions	(3.6)	1.5
Amortization of prior service costs	(0.9)	—
Realized loss on terminated caps/swaps	0.9	—
Net gain on refranchisings and dispositions of assets	(2.7)	(1.7)
Bad debt expense, net of recoveries	1.5	1.1
Share-based compensation	7.6	0.6
Deferred income taxes	8.0	17.7
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(4.2)	8.7
Prepaids and other current assets	(35.1)	19.4
Accounts and drafts payable	(15.8)	(33.0)
Accrued advertising	(45.4)	4.1
Other accrued liabilities	(47.1)	(35.3)
Other long-term assets and liabilities	3.2	(16.7)

Net cash provided by operating activities	36.9	94.9

Cash flows from investing activities:
Payments for property and equipment	(13.8)	(23.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	36.5	11.7
Payments for acquired franchisee operations, net of cash acquired	(15.3)	—
Return of investment on direct financing leases	6.6	7.3
Other investing activities	—	(4.4)

Net cash provided by (used for) investing activities	14.0	(8.9)

Cash flows from financing activities:
Proceeds from term debt	—	1,860.0
Proceeds from discount notes	—	401.5
Repayments of term debt and capital leases	(19.0)	(1,852.4)
Extinguishment of debt	(105.9)	—
Payment of financing costs	—	(32.6)
Proceeds from issuance of shares	—	1.8

Net cash provided by (used for) financing activities	(124.9)	378.3

Effect of exchange rates on cash and cash equivalents	(7.3)	5.1
Increase (decrease) in cash and cash equivalents	(81.3)	469.4
Cash and cash equivalents at beginning of period	459.0	207.0

Cash and cash equivalents at end of period	$377.7	$676.4

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$91.7	$93.5
Income taxes paid	$21.7	$13.3
Non-cash investing and financing activities:
Investments in unconsolidated affiliates	$98.6	$—
Acquisition of property with capital lease obligations	$36.1	$—
Net investment in direct financing leases	$6.6	$7.3

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of dollars unless noted otherwise)

Note 1. Organization

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012, and is the indirect parent of Burger King Capital Holdings, LLC (“BKCH”). BKCH is a Delaware limited liability company and the sole equity holder of Burger King Holdings, Inc. (“BKH”) and Burger King Capital Finance, Inc. (“BKCF”). BKH is a Delaware corporation formed on July 23, 2002 and the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand (the “Brand”). BKCH and BKCF have no assets or operations other than BKCH’s ownership of 100% of the capital stock of BKCF and BKH. BKW and its subsidiaries are collectively referred to herein as the “Company” and “we.”

We generate revenues from two sources: (i) retail sales at company-owned restaurants (also referred to as “Company restaurants”) and (ii) franchise and property revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants, initial and renewal franchise fees paid by franchisees and property income from restaurants that we lease or sublease to franchisees. As of June 30, 2012, we operated 818 Burger King restaurants and our franchisees operated 11,786 Burger King restaurants. As of December 31, 2011, we operated 1,295 Burger King restaurants and our franchisees operated 11,217 Burger King restaurants. See Note 14 for a description of our refranchising activity.

Merger with Justice

On April 3, 2012, Burger King Worldwide Holdings, Inc., (“Worldwide”) a Delaware corporation and the indirect parent company of BKH, entered into a Business Combination Agreement and Plan of Merger, dated as of April 3, 2012 (the “Business Combination Agreement”), by and among Justice Holdings Limited, a company limited by shares incorporated with limited liability under the laws of the British Virgin Islands (“Justice”), the Company, Justice Holdco LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Merger Sub LLC) and Worldwide. In accordance with the terms of the Business Combination Agreement, on June 20, 2012, Worldwide merged with and into Merger Sub LLC, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the current stockholders of Worldwide, primarily 3G Special Situations Fund II, L.P. (“3G”), an investment fund affiliated with 3G Capital Partners Ltd. (“3G Capital”), received shares of common stock of the Company (the “Common Stock”) and $1,410,000,000 in cash. In addition, (i) Justice contributed substantially all of its assets (including all of its cash and cash equivalents) to the Company in exchange for shares of Common Stock and the assumption by the Company of Justice’s liabilities, (ii) Justice’s founders contributed their interests in Justice (other than Justice ordinary shares) to the Company in exchange for substantially similar interests in the Company (and the Company distributed to Justice for cancellation by Justice such contributed Justice interests), (iii) Justice distributed to holders of its ordinary shares all of the shares of Common Stock it holds on a 1-for-1 ratio, and (iv) following such distribution, the new interests in the Company received by Justice’s founders were exchanged for shares of Common Stock and cancelled by the Company. As a result of these transactions, 3G owns approximately 71% of the Common Stock of the Company and the Justice shareholders, including the founders, own approximately 29% of the Common Stock of the Company. Upon closing of the Merger, the Company changed its name to Burger King Worldwide Inc. and listed its shares on the New York Stock Exchange under the symbol “BKW”.

The merger with Justice was accounted for as a transaction between shareholders and did not constitute a change in control for purposes of our debt agreements or equity compensation plans. Additionally, because there was no change in control, the merger with Justice did not require the application of the acquisition method of accounting. Shares outstanding in periods prior to the merger were retrospectively adjusted in periods prior to the merger using an exchange ratio specified in the business combination agreement. See Note 12.

New Accounting Pronouncements

During the six months ended June 30, 2012, we adopted an accounting standard update that amends accounting guidance to allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, we are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of this accounting standard update did not have an impact on our condensed consolidated financial statements.

During the six months ended June 30, 2012, we adopted an accounting standard update that amends accounting guidance to achieve common fair value measurement and disclosure requirements under United States generally accepted accounting principles (“GAAP”) and international financial reporting standards (“IFRS”). The amendments in this accounting standard clarify the Financial Accounting Standards Board’s intent about the application of existing fair value measurement requirements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for disclosing information about fair value measurements. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements but may result in additional disclosures.

During the six months ended June 30, 2012, we adopted an accounting standard update that requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The disclosures required by this accounting standard update are included in this Form 10-Q.

Note 2. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in our Registration Statement on Form S-1 filed with the SEC on June 18, 2012.

The Financial Statements include our accounts and our wholly-owned subsidiaries. We account for investments in entities under the equity method when we own a significant, but less than controlling, interest in that entity. Certain equity method investments were determined to be a variable interest entity (“VIE”) in which parties other than us were deemed to be the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may expected for any other interim period or for the full year.

Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Financial Statements and Notes to the Financial Statements. Management adjusts such estimates and assumptions when facts and circumstances dictate. Such estimates and assumptions may be affected by volatile credit, equity, foreign currency, energy markets and declines in consumer spending. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Note 3. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	June 30, 2012	December 31, 2011
Prepaid expenses	$87.9	$30.8
Refundable and prepaid income taxes	26.9	21.1
Inventories	12.4	13.7
Assets held for sale	13.2	—
Interest rate cap - current portion	5.7	3.6

Total Prepaids and other current assets	$146.1	$69.2

Prepaid expenses included prepaid advertising of $43.8 million as of June 30, 2012 and $0.3 million as of December 31, 2011.

Note 4. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$478.6	$(35.6)	$443.0	$482.3	$(25.8)	$456.5
Favorable leases	173.8	(30.7)	143.1	174.2	(22.0)	152.2

Subtotal	652.4	(66.3)	586.1	656.5	(47.8)	608.7

Brand	$2,198.5	$—	$2,198.5	$2,214.6	$—	$2,214.6

Intangible assets, net			$2,784.6			$2,823.3

Goodwill	$639.8			$657.7

We recorded amortization expense on intangible assets of $9.5 million for the three months ended June 30, 2012 and $10.2 million for the same period in the prior year. We recorded amortization expense on intangible assets of $19.1 million for the six months ended June 30, 2012 and $20.3 million for the same period in the prior year. The reduction in goodwill of $17.9 million for the six months ended June 30, 2012 is due to write-offs of $13.5 million related to refranchisings and foreign currency translation effect of $4.4 million.

Note 5. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities and other liabilities consist of the following:

	As of
	June 30, 2012	December 31, 2011
Current:
Accrued payroll and employee-related costs	$42.5	$63.9
Restructuring and other provisions	19.8	33.4
Withholding taxes	5.9	9.0
Interest payable	17.0	17.1
Casualty insurance	8.4	8.7
Gift card liabilities	8.4	16.1
Income tax payable	1.7	3.1
Sales tax payable	24.8	22.0
Lease liability	6.8	—
Other	57.2	69.4

Total current other accrued liabilities	192.5	242.7

Non-current:
Accrued pension	$66.4	$71.3
Unfavorable leases	190.4	204.2
Casualty insurance reserves	21.4	22.2
Retiree health benefits	8.3	18.4
Deferred compensation	11.3	12.8
Income tax payable	24.4	23.4
Lease liability	20.8	—
Other	17.9	13.9

Total non-current other accrued liabilities	360.9	366.2

Total other accrued liabilities and other liabilities	$553.4	$608.9

Note 6. Long-Term Debt

Long-term debt consists of the following:

		Principal		Interest rates (a)
		As of		Three Months Ended June 30,		Six Months Ended June 30,
	Maturity dates	June 30, 2012	December 31, 2011
				2012	2011	2012	2011
Secured Term Loan - USD tranche (b)	2016	$1,491.7	$1,532.0	5.4%	5.2%	5.5%	5.7%
Secured Term Loan - Euro tranche (b)	2016	236.0	247.8	5.6%	5.3%	5.7%	5.9%
9 7/8% Senior Notes	2018	794.5	797.5	10.1%	10.2%	10.1%	10.2%
11.0% Discount Notes (c)	2019	579.1	672.0	11.5%	11.5%	11.5%	11.5%
Deferred Premiums on interest rate caps - USD (See Note 10)	2016	32.4	35.8	2.5%	2.5%	2.5%	2.5%
Deferred Premiums on interest rate caps - EUR (See Note 10)	2016	6.3	7.3	2.9%	2.9%	2.9%	2.9%
Other	N/A	1.0	3.2

Total debt		3,141.0	3,295.6
Less: current maturities of debt		(24.2)	(24.2)

Total long-term debt		$3,116.8	$3,271.4

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our Secured Term Loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented gross of a 1% discount of $11.0 million on the USD tranche and revolving credit facility and $0.9 million on the Euro tranche at June 30, 2012 and $12.5 million on the USD tranche and revolving credit facility and $1.0 million on the Euro tranche at December 31, 2011.
(c)	Principal face amount herein is presented gross of a discount of $193.2 million at June 30, 2012 and $247.6 million at December 31, 2011.

Credit Facilities

In connection with the acquisition of BKH by 3G, BKC and BKH entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Credit Agreement”). The Credit Agreement provides for (i) two tranches of term loans in aggregate principal amounts of $1,600.0 million and €200.0 million (the “Term Loans”), each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility is October 19, 2016 and the maturity date for the Revolving Credit Facility is October 19, 2015.

The principal amount of the Term Loan Facility amortizes in quarterly installments equal to 0.25% of the original principal amount of the Term Loan Facility for the first five and three-quarter years, with the balance payable at maturity. The Credit Facilities contain customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants and events of default. All obligations under the Credit Facilities are guaranteed by BKH and each direct and indirect, existing and future, material domestic wholly-owned subsidiary of BKC.

Under the Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the Revolving Credit Facility. Term Loan B borrowings under the Credit Agreement are subject to a LIBOR floor of 1.50%. BKC has elected to borrow at the three month Euro currency rate as noted in (ii) above.

As of June 30, 2012, we had $11.5 million in irrevocable standby letters of credit outstanding, which were issued under the Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. These letters of credit are secured by the collateral under the Credit Facilities. As of June 30, 2012, no amounts had been drawn on any of these irrevocable standby letters of credit and our remaining borrowing capacity under the Revolving Credit Facility was $138.5 million as of June 30, 2012.

Following the end of each fiscal year, we are required to prepay the Term Loans in an amount equal to 50% of Excess Cash Flow as defined in the Credit Agreement with stepdowns to 25% and 0% of Excess Cash Flow based on achievement of specified total leverage ratios, minus the amount of any voluntary prepayments of the Term Loans during such fiscal year. Additionally, subject to certain exceptions, the Credit Facilities are subject to mandatory prepayment in the event of non-ordinary course or other dispositions of assets (subject to customary reinvestment provisions), or in the event of issuances or incurrence of debt by BKC or any of its subsidiaries (other than certain indebtedness permitted by the Credit Facilities).

We may prepay the Term Loans in whole or in part at any time. During the six months ended June 30, 2012, we made $37.7 million in voluntary prepayments of our Term Loans.

Under the Credit Facilities, BKC is required to comply with customary financial ratios, including a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) and a maximum Total Leverage Ratio (the ratio of Consolidated Total Debt to Consolidated EBITDA). Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for certain items, as specified in the Credit Agreement. Consolidated Interest Expense is defined in the Credit Agreement as cash payments for interest, including (net of) payments made (received) pursuant to interest rate derivatives with respect to Indebtedness, net of cash received for interest income and certain other items specified in the Credit Agreement. The Test Period is defined in the Credit Agreement as the most recently completed four consecutive fiscal quarters ending on such date.

The Credit Facilities also contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its subsidiaries to (i) incur additional indebtedness (including guarantee obligations) or liens, (ii) engage in mergers, consolidations, liquidations or dissolutions, sell assets (with certain exceptions, including sales of company-owned restaurants to franchisees), (iii) make capital expenditures, acquisitions, investments loans and advances, (iv) pay and modify the terms of certain indebtedness, (v) engage in certain transactions with affiliates, (vi) enter into certain speculative hedging arrangements, negative pledge clauses and clauses restricting subsidiary distributions and (vii) change its line of business. In addition, the ability of BKC and its subsidiaries to pay dividends or other distributions, or to repurchase, redeem or retire equity is restricted by the Credit Agreement, including the payment of dividends to BKH. This restriction is subject to certain exceptions, which include, but are not limited to: (i) payments up to $5,000,000 during any fiscal year to BKH or any direct or indirect parent of BKH to discharge its general corporate and overhead expenses incurred in the ordinary course, (ii) payments of or on account of management, consulting, investment banking and advisory fees and reimbursement of out-of-pocket costs related thereto, (iii) payments up to amount calculated based in part on the greater of (A) the cumulative amount of Excess Cash Flow (as defined in the Credit Agreement) of BKC and its restricted subsidiaries for all fiscal years completed after October 19, 2010, and (B) the cumulative amount of Consolidated Net Income (as defined in the Credit Agreement) of BKC and its restricted subsidiaries for all fiscal quarters completed after October 19, 2010, and (iv) payments in an amount necessary to enable BKH or any direct or indirect parent of BKH to make required payments in respect of Disqualified Equity Interests or Subordinated Debt issued (each as defined in the Credit Agreement) by BKH or any direct or indirect parent of BKH. At June 30, 2012, we were in compliance with all financial ratios and covenants of the Credit Agreement and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

BKC’s capital expenditures are limited to between $160.0 million and $220.0 million, with the annual limitation based on our Rent-Adjusted Leverage Ratio of our most recently ended fiscal year. Up to 50% of the unused amount for the prior fiscal year (less the amount carried forward into the prior fiscal year) is allowed to be carried forward into the next fiscal year.

The Credit Facilities contain customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amount, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. Our ability to borrow under the Credit Facilities will be dependent on, among other things, BKC’s compliance with the above-referenced financial ratios. Failure to comply with these ratios or other provisions of the credit agreement for the Credit Facilities (subject to grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the Revolving Credit Facility and permit the acceleration of all outstanding borrowings under such credit agreement.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay certain recurring fees with respect to the Credit Facilities, including (i) fees on the unused commitments of the lenders under the revolving facility, (ii) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (iii) administration fees.

9 7/8% Senior Notes

At June 30, 2012 we had outstanding $794.5 million of senior notes due 2018 that bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year (the “Senior Notes”). The Senior Notes mature on October 15, 2018. At December 31, 2011, our outstanding Senior Notes balance was $797.5 million. During the six months ended June 30, 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. During 2011, we repurchased and retired Senior Notes with an aggregate face value of $2.5 million for a purchase price of $2.7 million, including accrued interest.

The Senior Notes are general unsecured senior obligations of BKC that rank pari passu in right of payment with all our existing and future senior indebtedness. The Senior Notes are effectively subordinated to all our Secured Indebtedness (including the Credit Facilities) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of non-guarantor subsidiaries.

The Senior Notes are guaranteed by BKH and all existing direct and indirect subsidiaries that borrow under or guarantee any indebtedness or indebtedness of another guarantor. Additionally, in August 2012 BKW entered into a Supplemental Indenture to guarantee BKC’s obligations under the Senior Notes. (See Note 18.) Under certain circumstances, subsidiary guarantors may be released from their guarantees without the consent of the holders of the Senior Notes.

At any time prior to October 15, 2013, we may redeem up to 35% of the original principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 109.875% of the principal amount of the Senior Notes, together with any accrued and unpaid interest, if any, to the date of redemption. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after October 15, 2014 at 104.938% of the principal amount, at any time on or after October 15, 2015 at 102.469% of the principal amount or at any time on or after October 15, 2016 at 100% of the principal amount.

The occurrence of a change in control of BKC and/or its parent entities will require us to offer to purchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of purchase. Certain asset dispositions will also require us to use the proceeds from those asset dispositions to make an offer to purchase the Senior Notes at 100% of their principal amount, if such proceeds are not otherwise used within a specified period to repay indebtedness or to invest in capital assets related to our business or capital stock of a restricted subsidiary.

The Senior Notes were issued pursuant to an indenture (the “Senior Notes Indenture”), which contains certain covenants that we must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, guarantees of indebtedness by subsidiaries and activities of BKH.

The Senior Notes Indenture also includes customary events of default including, but not limited to, nonpayment of principal, interest, premiums or other amounts due under the Senior Notes Indenture, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. Failure to comply with the covenants or other provision of the Senior Notes Indenture (subject to grace periods) could, absent a waiver or an amendment from the lenders under such Senior Notes Indenture, permit the acceleration of all outstanding borrowings under the Senior Notes Indenture.

Pursuant to the Senior Notes Indenture, BKC is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since the issue date of the Senior Notes) is less than an amount calculated based in part on the Consolidated Net Income (as defined in the Senior Notes Indenture) of BKC and its restricted subsidiaries since the issue date of the Senior Notes, or (ii) the dividend, payment or distribution fits within one or more exceptions, including if:

•

it is made with funds received from the issuance of equity interests of BKC or its direct or indirect parent companies and is used for the redemption, repurchase or other acquisition of equity interests of BKC or its direct or indirect parent companies;

•

it is less than 6% per annum of the net cash proceeds received by or contributed to BKC from a public offering of BKC’s common stock or the common stock of any of its direct or indirect parent companies;

•	it is used to fund certain operational expenditures of any of BKC’s direct or indirect parent companies; or

•

it, when combined with all other Restricted Payments (as defined in the Senior Notes Indenture) that rely upon this exception, is less than $75 million (the restrictions described in these four bullet points, collectively, the “Distribution Restrictions”).

At June 30, 2012, we were in compliance with all covenants of the Senior Notes Indenture.

11.0% Discount Notes

On April 19, 2011, BKCH, our indirect subsidiary, and BKCF (the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in the aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. At June 30, 2012, we had outstanding $579.1 million of Discount Notes due 2019. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. None of our subsidiaries is a guarantor of the Discount Notes. In August 2012, BKW entered into a Supplemental Indenture to guarantee the Issuers’ obligations under the Discount Notes. (See Note 18.) The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKC. During the six months ended June 30, 2012, we repurchased Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million.

At any time prior to April 15, 2014, we may redeem up to 35% of the original principal amount of the Discount Notes with the proceeds of certain equity offerings at a redemption price equal to 111.0% of the accreted value of the Discount Notes, plus (without duplication) any accrued and unpaid interest, if any, to the date of redemption. The Discount Notes are redeemable at our option, in whole or in part, at any time on or after April 15, 2015 at 105.5% of the principal amount, at any time on or after April 15, 2016 at 102.75% of the principal amount or at any time on or after April 15, 2017 at 100% of the principal amount.

The occurrence of a change in control will require us to offer to purchase all or a portion of the Discount Notes at a price equal to 101% of the accreted value, plus (without duplication) accrued and unpaid interest, if any, to the date of purchase. Certain asset dispositions will also require us to use the proceeds from those asset dispositions to make an offer to purchase the Discount Notes at 100% of their accreted value, plus accrued and unpaid interest, if any, if such proceeds are not otherwise used within a specified period to repay indebtedness or to invest in capital assets related to our business or capital stock of a restricted subsidiary.

The Discount Notes were issued pursuant to an indenture (the “Discount Notes Indenture”), which contains certain covenants that we must meet during the term of the Discount Notes, as well as customary events of default, which are similar to those described above for the Credit Facilities and Senior Notes.

Pursuant to the Discount Notes Indenture, BKCH is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since October 19, 2010) is less than an amount calculated based in part on the Consolidated Net Income (as defined in the Discount Notes Indenture) of BKCH and its restricted subsidiaries since October 1, 2010, or (ii) the dividend, payment or distribution fits within one or more exceptions, including the Distribution Restrictions.

At June 30, 2012, we were in compliance with all covenants of the Discount Notes Indenture.

Loss on Early Extinguishment of Debt

We recorded a loss on early extinguishment of debt of $7.7 million for the three months ended June 30, 2012 related to repurchases of our Discount Notes and Senior Notes. We recorded a loss on early extinguishment of debt of $11.2 million for the six months ended June 30, 2012 related to prepayments of our Term Loan and repurchases of our Discount Notes and Senior Notes. In connection with the amendment of our Credit Facility in February 2011, we recorded a $19.6 million loss on early extinguishment of debt. Loss on early extinguishment of debt consists principally of the difference between the purchase and carrying value of the debt and the write-offs of deferred financing costs.

Other

We have lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $2.3 million as of June 30, 2012 and $3.2 million as of December 31, 2011. There were $1.6 million of guarantees issued against these lines of credit as of June 30, 2012 and $2.3 million as of December 31, 2011.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Secured Term Loan - USD tranche	$17.0	$18.2	$34.4	$39.1
Secured Term Loan - Euro tranche	2.8	3.4	5.9	7.9
Interest Rate Caps - USD and Euro	0.2	0.3	0.5	0.6
9 7/8% Senior Notes	19.7	19.3	39.4	39.1
11.0% Discount Notes	11.5	8.7	22.6	8.7
Amortization of original debt issuance discount and other	4.1	4.7	9.7	8.5
Capital lease obligations	2.2	1.9	4.3	3.8
Interest income	(0.3)	(0.4)	(0.5)	(1.4)

Interest expense, net	$57.2	$56.1	$116.3	$106.3

Note 7. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0
State income taxes, net of federal income tax benefit	1.5	1.2	1.7	1.6
Costs and taxes related to foreign operations	(0.5)	17.6	2.8	25.2
Foreign tax rate differential	(16.3)	(19.1)	(16.5)	(19.2)
Foreign exchange differential on tax benefits	0.4	(0.6)	—	(0.9)
Change in valuation allowance	—	(0.9)	—	(1.5)
Change in accrual for tax uncertainties	0.9	(0.4)	0.8	(2.7)
Foreign tax deductions	(1.9)	(2.7)	(1.9)	(2.7)
Other	4.4	(0.5)	4.1	(0.3)

Effective income tax rate	23.5%	29.6%	26.0%	34.5

Income tax expense was $14.8 million for the three months ended June 30, 2012, resulting in an effective tax rate of 23.5%, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of non-taxable gains on refranchisings. We had income tax expense of $12.7 million for the three months ended June 30, 2011, resulting in an effective tax rate of 29.6%, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits. Income tax expense was $22.0 million for the six months ended June 30, 2012, resulting in an effective tax rate of 26.0%, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of non-taxable gains on refranchisings. We had income tax expense of $12.8 million for the six months ended June 30, 2011, resulting in an effective tax rate of 34.5%, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

We had $22.5 million of unrecognized tax benefits at June 30, 2012 and $21.6 million at December 31, 2011, which if recognized, would affect the effective income tax rate.

In the next twelve months, it is reasonably possible that the total amounts of our unrecognized tax benefits will not significantly increase or decrease.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2012 was $3.6 million and at December 31, 2011 was $3.2 million. Potential interest and penalties associated with uncertain tax positions recognized during the six months ended June 30, 2012 and 2011 were not significant. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. Generally, we are subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore, Mexico and Canada. We do not expect any of these foreign jurisdictions to be individually material. We also have various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Note 8. Retirement Plan and Other Postretirement Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans for our salaried employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom, Germany and Switzerland (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date.

Postretirement Medical Benefits

Our postretirement medical plan (the “U.S. Retiree Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service. Effective September 30, 2011, the credited service for this plan was frozen for all participants. Beginning January 1, 2012, the annual employer-provided subsidy is $160 (pre-age 65) and $80 (post-age 65) per year of credited service for anyone not already receiving benefits prior to this date. In 2011, we recognized a reduction to the retiree medical plan liability as a result of a negative plan amendment of $7.1 million, with an offset to accumulated other comprehensive income (AOCI).

During the three months ended March 31, 2012, we eliminated the option to delay enrollment for the U.S. Retiree Medical Plan. U.S. Retiree Medical Plan participants were required to make a one-time election to participate in the Plan by February 29, 2012. This change was accounted for as a negative plan amendment and resulted in reduction to the Retiree Medical Plan liability of $11.1 million. This reduction is being amortized as a reduction to net periodic benefit costs over 6 years, the average remaining years until expected retirement. This negative plan amendment will result in net periodic benefit cost reductions of approximately $1.5 million in 2012 and $1.8 million every year thereafter during the amortization period. The plan was re-measured using a discount rate of 4.4% at the time of the negative plan amendment.

Executive Retirement Plan

Our liability under the Executive Retirement Plan (“ERP”) was $13.4 million at June 30, 2012 and $16.2 million at December 31, 2011.

Net periodic benefit cost for our defined benefit pension plans and other post-retirement benefits consists of the following:

	Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost-benefits earned during the period	$0.3	$0.7	$0.5	$1.1
Interest costs on projected benefit obligations	2.6	3.4	5.3	6.1
Expected return on plan assets	(2.4)	(2.7)	(4.8)	(5.3)
Amortization of prior service costs / (credit)	(0.8)	—	(1.1)	—
Recognized net actuarial loss	—	(0.1)	—	(0.1)
Settlement expense	—	—	0.1	—

Net periodic benefit cost (income)	$(0.3)	$1.3	$—	$1.8

Other benefit costs were $0.1 million for the three months ended June 30, 2012 and $0.4 million for the three months ended June 30, 2011. Other benefit costs were $0.4 million for the six months ended June 30, 2012 and $0.9 million for the six months ended June 30, 2011.

Note 9. Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, derivatives not designated as hedging instruments and other investments, which consist of money market accounts and mutual funds held in a rabbi trust established to fund a portion of our current and future obligations under our ERP, as well as their location on our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012			Fair Value Measurements at June 30, 2012
	Carrying Value and Balance Sheet Location			Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$5.7	$2.9	$—	$—	$8.6	$—

Total	$5.7	$2.9	$—	$—	$8.6	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps (notional amount at June 30, 2012: $230 million)	$—	$2.6	$—	$—	$2.6	$—

Total	$—	$2.6	$—	$—	$2.6	$—

Other investments:
Investments held in a rabbi trust	$—	$8.0	$—	$8.0	$—	$—

Total	$—	$8.0	$—	$8.0	$—	$—

	As of December 31, 2011			Fair Value Measurements at December 31, 2011
	Carrying Value and Balance Sheet Location			Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$3.3	$18.6	$—	$—	$21.9	$—

Total	$3.3	$18.6	$—	$—	$21.9	$—

Other investments:
Investments held in a rabbi trust	$—	$10.8	$—	$10.8	$—	$—

Total	$—	$10.8	$—	$10.8	$—	$—

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

At June 30, 2012, the fair value of our variable rate term debt and bonds was estimated at $2.9 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2011, the fair value of our variable rate term debt and bonds were estimated at $2.9 billion, compared to a carrying amount of $3.0 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, the Brand and other intangible assets.

The fair value measurements for our long-lived assets held for sale are typically based on binding purchase prices from acquirers of Company restaurants that we plan to refranchise. In certain cases, our corporate development team may develop fair value estimates for assets held for sale for which there is no binding purchase price. These fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for assets classified as held for sale by our corporate development team. Our corporate development team utilizes its knowledge of the FFHR industry and historical experience in refranchising transactions in establishing the valuation process, which is generally based on a market approach. Under the market approach, our corporate development team uses transaction prices for refranchisings that were recently completed, adjusting where necessary for factors specific to the assets held for sale.

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. During the three months ended June 30, 2012, long-lived assets held for sale with a carrying amount of $18.2 million were written down to their fair values less cost to sell of $13.2 million, resulting in a $5.0 million impairment loss, which we classify as a loss on refranchising within other operating (income) expense, net. During the six months ended June 30, 2012, we recorded losses of $13.2 million associated with long-lived assets for restaurants we classified as held for sale. We did not record any impairment charges associated with assets held for sale during the three and six months ended June 30, 2011.

Note 10. Derivative Instruments

We enter into derivative instruments for risk management purposes, including derivatives designated as hedging instruments, derivates designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Caps

At June 30, 2012 and December 31, 2011, we had deferred premium interest rate cap agreements, which are denominated in U.S. dollars (notional amount of $1.4 billion at June 30, 2012 and $1.5 billion at December 31, 2011) and Euros (notional amount of €183.8 million at June 30, 2012 and €193.6 million at December 31, 2011) (the “Cap Agreements”) to effectively cap the annual interest expense applicable to our borrowings under the Credit Agreement at a maximum of 4.75% for U.S. Dollar denominated borrowings and 5.0% for Euro denominated borrowings. The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the Term Loan Facility. The deferred premium associated with the Cap Agreements was $34.4 million for the U.S. Dollar denominated exposure and €5.3 million for the Euro denominated exposure at June 30, 2012 and $38.2 million for the U.S. Dollar denominated exposure and €6.0 million for the Euro denominated exposure at December 31, 2011.

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price, we will receive the net difference between the rate and the strike price. As disclosed in Note 6, we have elected our applicable rate per annum as Euro currency. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR/EURIBOR resets above or below the strike price.

The Cap Agreements are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. At each cap maturity date, the portion of fair value attributable to the matured cap will be reclassified from AOCI into earnings as a component of interest expense.

From time to time as we prepay portions of the Term Loan, we may modify our interest rate cap to reduce the notional amount. The terms of the caps will not otherwise be revised by these modifications. On the modification date, the portion of the fair value attributable to the modified cap will be reclassified from AOCI into earnings as a component of interest expense.

Cross-currency Rate Swaps

During the quarter ended March 31, 2012, we entered into cross-currency rate swaps with an aggregate notional value of $230.0 million to hedge the net investment in a European subsidiary, Burger King Europe GmbH. These swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in U.S. Dollars. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. These instruments mature on October 19, 2016.

The amount of currency effects of these hedges reflected in AOCI as of June 30, 2012 was insignificant.

Interest Rate Swaps

In connection with 3G’s acquisition of BKH, interest rate swaps with a notional value of $500 million were terminated. The remaining interest rate swaps that were not terminated by counterparties had a notional value of $75 million and expired on September 30, 2011.

Credit Risk

By entering into derivative instrument contracts, we are exposed to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following table presents the required quantitative disclosures for our derivative instruments:

	Three Months Ended June 30,
	2012				2011
	Interest Rate Caps	Cross Currency Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(9.5)	$—	$—	$(9.5)	$(26.4)	$—	$—	$(26.4)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(0.7)	$—	$—	$(0.7)	$1.0	$—	$(0.1)	$0.9
Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$12.3	$—	$12.3	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$—	$—	$—	$—	$(0.5)	$(0.5)
Gain (loss) recognized in interest expense, net	$—	$—	$—	$—	$—	$1.1	$—	$1.1

	Six Months Ended June 30,
	2012				2011
	Interest Rate Caps	Cross Currency Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(13.2)	$—	$—	$(13.2)	$(22.2)	$—	$(0.1)	$(22.3)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(1.1)	$—	$—	$(1.1)	$1.0	$—	$—	$1.0
Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$2.6	$—	$2.6	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$—	$—	$—	$—	$(0.3)	$(0.3)
Gain (loss) recognized in interest expense, net	$—	$—	$—	$—	$—	$(0.1)	$—	$(0.1)

(1)	Includes zero in losses for the three months ended June 30, 2012, and zero in gains for the three months ended June 30, 2011, related to the interest rate caps modified in connection with the amendment to the Credit Agreement. Includes $0.1 million in losses for the six months ended June 30, 2012, and $1.1 million in gains for the six months ended June 30, 2011, related to the interest rate caps modified in connection with the amendment to the Credit Agreement.

The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of June 30, 2012 that we expect to be reclassified into earnings within the next 12 months is $5.8 million of losses.

Note 11. Share-based Compensation

All stock options and restricted stock units (RSUs) under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”) outstanding on the Merger Date were assumed by the Company and converted into stock options to acquire common stock of the Company (the “Common Stock”) and RSUs of the Company, and the Company assumed all of the obligations of Worldwide under the 2011 Plan. The conversion rate for the stock options was 3.355508 (i.e. a stock option to acquire a millishare (1/1000 of a full share) of Worldwide at an exercise price of $11.89 per millishare or $13.34 per millishare of Worldwide common stock was converted to a stock option to acquire 3.355508 shares of Common Stock at an exercise price of $3.54 or $3.97 per share of Common Stock, respectively). The conversion ratio for the RSUs was 3.479129 (an RSU to receive one millishare of Worldwide common stock was converted to an RSU to receive 3.479129 shares of Common Stock).

There were no stock option or RSU grants during the three months ended June 30, 2012. During the six months ended June 30, 2012, options to purchase up to 7,530,509 shares of Common Stock were granted to key employees and one non-employee member of our Board of Directors. With respect to 3,455,699 shares underlying such options, the as-converted exercise price per share is $3.54, and with respect to 4,074,810 shares underlying such options, the as-converted exercise price per share is $3.97 per share. The options generally cliff vest five years from the original grant date, provided the employee is continuously employed by BKC or one of its subsidiaries. The as-converted weighted-average grant date fair value of the options granted was $3.58 per share during the six months ended June 30, 2012 and $0.58 per share during the six months ended June 30, 2011 and was based on the following weighted-average input assumptions: as converted exercise price of $3.54 to $3.97 per share; risk-free interest rate of 0.87%; expected term of 5.5 years; expected volatility of 35.0% and expected dividend yield of zero.

During the six months ended June 30, 2012, a total of 158,340 RSUs were granted to non-employee members of our Board of Directors in lieu of a cash retainer. The RSU grants were fully vested on the grant date. All RSUs will settle and shares of Common Stock will be issued upon termination of service by the board member.

We recorded $0.3 million of share-based compensation expense in selling, general and administrative expenses for the three months ended June 30, 2012 compared to $0.4 million for the three months ended June 30, 2011. We recorded $7.6 million of share-based compensation expense in selling, general and administrative expenses for the six months ended June 30, 2012 compared to $0.6 million for the six months ended June 30, 2011. The increases in share-based compensation and grant-date fair values of options granted during the six months ended June 30, 2012 were due to the increase in fair value of BKWWH equity implied by the Business Combination Agreement. Share-based compensation expense for the three and six months ended June 30, 2012 also reflects a $0.6 million benefit resulting from a revision to increase our estimated forfeiture rate of share-based compensation awards.

Stock option exercises during the three and six months ended June 30, 2012 were not significant. No stock options were exercised during the three and six months ended June 30, 2011.

On June 20, 2012, our Board of Directors adopted the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”). During the six months ended June 30, 2012, no grants were made under the 2012 Omnibus Plan.

Note 12. Earnings Per Share

Basic earnings per share is based on net income and weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by retrospectively adjusting all Worldwide shares by the exchange ratio of 3.479129. Diluted earnings per share reflects the potential dilution of common shares adjusted, relating to outstanding stock options and RSUs calculated using the treasury stock method. For periods prior to the Merger, outstanding stock options and RSUs were determined by adjusting all Worldwide stock options by the exchange ratio of 3.355508 and RSUs by the exchange ratio of 3.479129.

Basic and diluted earnings per share are as follows (in millions except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$48.2	$30.2	$62.5	$24.3
Denominator:
Weighted average shares - basic	350.0	348.3	349.1	348.1
Effect of dilutive securities	4.6	—	3.4	—

Weighted average shares - diluted	354.6	348.3	352.5	348.1

Basic earnings per share	$0.14	$0.09	$0.18	$0.07
Diluted earnings per share	$0.14	$0.09	$0.18	$0.07
Antidilutive stock options outstanding	3.0	12.0	5.2	11.8

Note 13. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Franchise royalties	$149.9	$144.2	$289.5	$273.1
Property revenues	35.7	27.6	64.0	54.9
Initial franchise fees	3.8	2.8	6.5	4.6
Renewal and other related franchise fees	5.5	1.8	8.6	3.3

Total	$194.9	$176.4	$368.6	$335.9

Note 14. Other Operating (Income) Expense, Net

Other operating (income) expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(8.7)	$1.9	$1.1	$2.7
Litigation settlements and reserves, net	0.1	0.2	0.5	0.6
Foreign exchange net (gains) losses	(7.4)	1.3	(6.8)	6.8
Loss from unconsolidated affiliates	0.6	0.3	1.8	0.7
Other, net	(1.7)	1.0	(0.7)	1.7

Other operating (income) expense, net	$(17.1)	$4.7	$(4.1)	$12.5

During the three months ended June 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $15.7 million in net gains associated with refranchisings, $5.0 million in impairment losses associated with long-lived assets for Company restaurants classified as held for sale and $2.0 million of net losses associated with asset disposals and restaurant closures.

During the six months ended June 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $17.2 million in net gains associated with refranchisings, $13.2 million in impairment losses associated with long-lived assets for Company restaurants classified as held for sale and $5.1 million of net losses associated with asset disposals and restaurant closures.

During the three and six months ended June 30, 2012, non-cash investing activities included $98.6 million in equity method investments associated with refranchisings, as further discussed below. Equity method investments are classified as other assets, net in our condensed consolidated balance sheets. Our interest in the income (loss) from our equity method investments was not significant to our condensed consolidated statements of operations for the three or six months ended June 30, 2012 or 2011.

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are classified as other operating (income) expense, net in the accompanying condensed consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

Closures and dispositions are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of restaurant closures	4	5	10	12
Number of refranchisings	486	8	493	11
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(8.7)	$1.9	$1.1	$2.7

Summary of Refranchising Activity

On May 30, 2012 we completed the refranchising of 278 Company restaurants to Carrols Restaurant Group, Inc. (“Carrols”), including the assignment to Carrols of our right of first refusal on franchise sales of Burger King® restaurants in 20 states. Total consideration included a 28.9% equity interest in Carrols (“Carrols Investment”) and total cash payments of approximately $16.2 million, of which approximately $4.0 million associated with the right of first refusal is payable over five years. The gain on the refranchisings, including initial franchise fees, was $18.7 million during the three and six months ended June 30, 2012 and is included in net (gains) losses on disposal of assets, restaurant closures and refranchisings. In addition, we realized impairment during the three and six months ended June 30, 2012 on certain assets leased to Carrols of $23.1 million, which is included in net (gains) losses on disposal of assets, restaurant closures and refranchisings.

In May 2012, we completed the acquisition of the equity interests we did not previously hold in two former equity method investments in China for total consideration of $17.3 million. In June 2012, we contributed the equity interests in our 43 Company restaurants in China, including the 22 restaurants we acquired in May 2012, to an entity established to develop the China market (the “China Venture”). Total consideration included a significant minority equity interest in the China JV (the “China Investment”) in exchange for our interests and a cash payment of approximately $2.2 million. The aggregate gain related to the acquisition of the majority interest in the China Venture and the contribution of the 44 restaurants to the China Venture was $26.4 million during the three and six months ended June 30, 2012 and is included in net (gains) losses on disposal of assets, restaurant closures and refranchisings.

During the six months ended June 30, 2012, we also completed the refranchising of 172 additional Company restaurants to franchisees in the United States and Canada and EMEA segments, including 165 Company restaurants refranchised during the three months ended June 30, 2012.

Assets Held For Sale

We classify assets as held for sale when we commit to a plan to dispose of the assets by refranchising specific restaurants in their current condition at a price that is reasonable, and we believe completing the plan of sale within one year is probable without significant changes. Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell and we cease depreciation on assets at the time they are classified as held for sale. We classify impairment losses associated with restaurants held for sale as losses on refranchisings.

If we subsequently decide to retain a restaurant or group of restaurants previously classified as held for sale, the assets would be reclassified from assets held for sale at the lower of (a) their then-current fair value or (b) the carrying value at the date the assets were classified as held for sale, less the depreciation that would have been recorded since that date.

At June 30, 2012, assets held for sale totaled $13.2 million and consisted primarily of machinery and equipment to be sold in connection with refranchisings. We did not have assets classified as held for sale at December 31, 2011. Assets held for sale are included with Prepaids and Other Current Assets, net in our condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

In some of the matters described below, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. However, information is provided below or included in Note 19, “Commitments and Contingencies” to the Consolidated Financial Statements of our Registration Statement on Form S-1 filed with the SEC on June 18, 2012 regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency.

Litigation

On September 10, 2008, a class action lawsuit was filed against us in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by us and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, we agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit was filed with respect to the other 86 restaurants. In January 2012, we agreed to settle the lawsuit and entered into a settlement agreement on June 1, 2012 which provides that $19.0 million will be paid for the benefit of the class members, with $5.0 million funded by our franchisees, $3.9 million by BKC, and the balance by BKC’s insurance carrier. The settlement agreement has been submitted to the court for approval.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Note 16. Segment Reporting

We operate in the fast food hamburger restaurant category of the quick service restaurant segment of the restaurant industry. Revenues include retail sales at Company restaurants and franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees as well as property income we derive from properties we lease or sublease to our franchisees. Our business is managed in four distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa (“EMEA”); (3) Latin America and the Caribbean (“LAC”); and (4) Asia Pacific (“APAC”).

Revenues by geographic segment consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
U.S. and Canada	$357.7	$404.5	$744.3	$780.0
EMEA	119.2	131.0	242.5	252.1
LAC	32.3	32.1	62.8	61.3
APAC	31.6	27.8	61.1	54.0

Total revenues	$540.8	$595.4	$1,110.7	$1,147.4

Other than the U.S., no other individual country represented 10% or more of our total revenues during the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011. Revenues in the U.S. totaled $320.8 million for the three months ended June 30, 2012, compared to $361.8 million during the three months ended June 30, 2011. Revenues in the U.S. totaled $670.5 million for the six months ended June 30, 2012, compared to $700.0 million during the six months ended June 30, 2011.

The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

A reconciliation of segment income to net income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment Income:
U.S. and Canada	$128.5	$122.0	$241.4	$224.8
EMEA	42.8	35.3	75.6	62.0
LAC	17.1	14.5	33.0	29.7
APAC	11.0	6.7	18.8	13.0
Unallocated Management G&A	(27.4)	(28.6)	(53.6)	(59.6)

Adjusted EBITDA	172.0	149.9	315.2	269.9
Share-based compensation	0.3	0.4	1.7	0.6
2010 Transaction costs	—	0.3	—	1.1
Global restructuring and related professional fees	—	10.0	—	22.2
Field optimization project costs	—	1.7	—	1.7
Global portfolio realignment project	9.4	—	13.1	—
Business combination agreement expenses	18.1	—	25.1	—
Other operating (income) expenses, net	(17.1)	4.7	(4.1)	12.5

EBITDA	161.3	132.8	279.4	231.8
Depreciation and amortization	33.4	33.8	67.4	68.8

Income from operations	127.9	99.0	212.0	163.0
Interest expense, net	57.2	56.1	116.3	106.3
Loss on early extinguishment of debt	7.7	—	11.2	19.6
Income tax expense	14.8	12.7	22.0	12.8

Net income	$48.2	$30.2	$62.5	$24.3

Note 17. Supplemental Financial Information

On October 19, 2010, BKC issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by BKH and the U.S. subsidiaries of BKC (the “Guarantors”). On April 19, 2011, BKCH and BKCF issued the Discount Notes.

The following represent the condensed consolidating financial information for BKC (Issuer), the Guarantors and the non-U.S. subsidiaries of BKC (the “Non-Guarantors”), together with eliminations, as of and for the periods indicated. The condensed consolidating financial information of BKW is combined with the financial information of BKCH and BKCF and presented in a single column under the heading “BKW.” The long-term debt and related deferred financing fees (classified as other assets, net) presented for BKW in the condensed consolidating balance sheet pertain to BKCH and BKCF only. Interest expense in the condensed consolidating statements of operations also pertains to BKCH and BKCF only. Selling, general and administrative expenses in the condensed consolidating statements of operations only pertain to professional fees and other transaction costs incurred by BKW associated with the Business Combination Agreement. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had BKC, Guarantors and Non-Guarantors operated as independent entities.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of June 30, 2012

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$171.4	$—	$206.3	$—	$377.7
Trade and notes receivable, net	—	102.4	—	48.1	—	150.5
Prepaids and other current assets, net	0.6	126.7	—	18.8	—	146.1
Deferred income taxes, net	—	22.1	—	0.8	—	22.9

Total current assets	0.6	422.6	—	274.0	—	697.2

Property and equipment, net	—	761.3	—	145.6	—	906.9
Intangible assets, net	—	1,560.4	—	1,224.2	—	2,784.6
Goodwill	—	384.0	—	255.8	—	639.8
Net investment in property leased to franchisees	—	213.8	—	19.1	—	232.9
Intercompany receivable	—	340.8	—	—	(340.8)	—
Investment in subsidiaries	1,451.2	1,412.8	1,486.2	—	(4,350.2)	—
Other assets, net	6.8	107.9	—	70.4	—	185.1

Total assets	$1,458.6	$5,203.6	$1,486.2	$1,989.1	$(4,691.0)	$5,446.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$54.8	$—	$27.3	$—	$82.1
Accrued advertising	—	65.8	—	28.0	—	93.8
Other accrued liabilities	(8.9)	146.5	—	54.9	—	192.5
Current portion of long term debt and capital leases	—	32.9	—	3.0	—	35.9

Total current liabilities	(8.9)	300.0	—	113.2	—	404.3
Term debt, net of current portion	385.8	2,525.9	—	—	—	2,911.7
Capital leases, net of current portion	—	82.7	—	23.4	—	106.1
Other liabilities, net	—	297.6	—	63.3	—	360.9
Payables to affiliates	2.9	—	35.0	302.9	(340.8)	—
Deferred income taxes, net	(16.4)	511.2	—	73.5	—	568.3

Total liabilities	363.4	3,717.4	35.0	576.3	(340.8)	4,351.3
Stockholders’ equity:
Common stock	3.5	—	—	—	—	3.5
Additional paid-in capital	1,199.6	1,568.8	1,569.8	1,138.4	(4,277.0)	1,199.6
Retained earnings	34.9	104.4	103.4	144.6	(352.4)	34.9
Accumulated other comprehensive income (loss)	(142.8)	(187.0)	(222.0)	129.8	279.2	(142.8)

Total stockholders’ equity	1,095.2	1,486.2	1,451.2	1,412.8	(4,350.2)	1,095.2

Total liabilities and stockholders’ equity	$1,458.6	$5,203.6	$1,486.2	$1,989.1	$(4,691.0)	$5,446.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2011

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$287.1	$—	$171.7	$—	$459.0
Trade and notes receivable, net	—	101.1	—	51.7	—	152.8
Prepaids and other current assets, net	1.2	54.6	—	13.4	—	69.2
Deferred income taxes, net	—	42.0	—	1.1	—	43.1

Total current assets	1.4	484.8	—	237.9	—	724.1

Property and equipment, net	—	846.4	—	180.1	—	1,026.5
Intangible assets, net	—	1,572.4	—	1,250.9	—	2,823.3
Goodwill	—	657.7	—	—	—	657.7
Net investment in property leased to franchisees	—	222.9	—	19.3	—	242.2
Intercompany receivable	—	287.0	—	—	(287.0)	—
Investment in subsidiaries	1,449.2	1,110.5	1,449.2	—	(4,008.9)	—
Other assets, net	23.5	83.3	—	27.8	—	134.6

Total assets	$1,474.1	$5,265.0	$1,449.2	$1,716.0	$(4,295.9)	$5,608.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$61.6	$—	$36.8	$—	$98.4
Accrued advertising	—	71.2	—	26.2	—	97.4
Other accrued liabilities	0.5	162.6	—	79.6	—	242.7
Current portion of long term debt and capital leases	—	30.8	—	2.7	—	33.5

Total current liabilities	0.5	326.2	—	145.3	—	472.0

Term debt, net of current portion	424.4	2,585.9	—	—	—	3,010.3
Capital leases, net of current portion	—	70.6	—	24.8	—	95.4
Other liabilities, net	—	299.3	—	66.9	—	366.2
Payables to affiliates	—	—	—	287.0	(287.0)	—
Deferred income taxes, net	—	533.8	—	81.5	—	615.3

Total liabilities	424.9	3,815.8	—	605.5	(287.0)	4,559.2

Stockholders’ equity:
Common stock	3.5	—	—	—	—	3.5
Additional paid-in capital	1,186.6	1,556.1	1,557.1	1,138.4	(4,251.6)	1,186.6
Retained earnings (accumulated deficit)	(27.6)	6.4	5.4	63.4	(75.2)	(27.6)
Accumulated other comprehensive loss	(113.3)	(113.3)	(113.3)	(91.3)	317.9	(113.3)

Total stockholders’ equity	1,049.2	1,449.2	1,449.2	1,110.5	(4,008.9)	1,049.2

Total liabilities and stockholders’ equity	$1,474.1	$5,265.0	$1,449.2	$1,716.0	$(4,295.9)	$5,608.4

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2012

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$210.4	$—	$135.5	$—	$345.9
Franchise and property revenues	—	127.3	—	67.6	—	194.9
Intercompany revenues	—	(0.3)	—	—	0.3	—

Total revenues	—	337.4	—	203.1	0.3	540.8
Company restaurant expenses:
Food, paper and product costs	—	70.8	—	44.2	—	115.0
Payroll and employee benefits	—	62.0	—	38.2	—	100.2
Occupancy and other operating costs	—	51.6	—	38.9	—	90.5

Total Company restaurant expenses	—	184.4	—	121.3	—	305.7
Franchise and property expenses	—	19.7	—	8.8	—	28.5
Selling, general and administrative expenses	14.4	52.1	—	29.3	—	95.8
Intercompany expenses	—	—	—	(0.3)	0.3	—
Other operating expenses, net	—	12.6	—	(29.7)	—	(17.1)

Total operating costs and expenses	14.4	268.8	—	129.4	0.3	412.9

Income (loss) from operations	(14.4)	68.6	—	73.7	—	127.9
Interest expense, net	10.5	44.5	—	2.2	—	57.2
Loss on early extinguishment of debt	7.3	0.4	—	—	—	7.7

Income (loss) before income taxes	(32.2)	23.7	—	71.5	—	63.0
Income tax expense	(7.4)	10.5	—	11.7	—	14.8

Income (loss) from continuing operations	(24.8)	13.2	—	59.8	—	48.2
Equity in earnings of subsidiaries	73.0	59.8	73.0	—	(205.8)	—

Net income (loss)	$48.2	$73.0	$73.0	$59.8	$(205.8)	$48.2

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2012

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$464.1	$—	$278.0	$—	$742.1
Franchise and property revenues	—	239.7	—	128.9	—	368.6
Intercompany revenues	—	3.3	—	—	(3.3)	—

Total revenues	—	707.1	—	406.9	(3.3)	1,110.7
Company restaurant expenses:
Food, paper and product costs	—	154.4	—	90.6	—	245.0
Payroll and employee benefits	—	140.1	—	79.6	—	219.7
Occupancy and other operating costs	—	112.6	—	82.4	—	195.0

Total Company restaurant expenses	—	407.1	—	252.6	—	659.7
Franchise and property expenses	—	35.0	—	17.3	—	52.3
Selling, general and administrative expenses	15.7	116.0	—	59.1	—	190.8
Intercompany expenses	—	—	—	3.3	(3.3)	—
Other operating expenses, net	—	22.4	—	(26.5)	—	(4.1)

Total operating costs and expenses	15.7	580.5	—	305.8	(3.3)	898.7

Income (loss) from operations	(15.7)	126.6	—	101.1	—	212.0
Interest expense, net	22.4	89.2	—	4.7	—	116.3
Loss on early extinguishment of debt	9.7	1.5	—	—	—	11.2

Income (loss) before income taxes	(47.8)	35.9	—	96.4	—	84.5
Income tax expense	(12.3)	19.1	—	15.2	—	22.0

Income (loss) from continuing operations	(35.5)	16.8	—	81.2	—	62.5
Equity in earnings of subsidiaries	98.0	81.2	98.0	—	(277.2)	—

Net income (loss)	$62.5	$98.0	$98.0	$81.2	$(277.2)	$62.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2011

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$263.8	$—	$155.2	$—	$419.0
Franchise and property revenues	—	113.1	—	63.3	—	176.4
Intercompany revenues	—	1.8	—	1.6	(3.4)	—

Total revenues	—	378.7	—	220.1	(3.4)	595.4
Company restaurant expenses:
Food, paper and product costs	—	86.4	—	49.0	—	135.4
Payroll and employee benefits	—	78.5	—	43.7	—	122.2
Occupancy and other operating costs	—	65.7	—	45.9	—	111.6

Total Company restaurant expenses	—	230.6	—	138.6	—	369.2
Franchise and property expenses	—	14.8	—	8.4	—	23.2
Selling, general and administrative expenses	—	65.3	—	34.0	—	99.3
Intercompany expenses	—	1.6	—	1.8	(3.4)	—
Other operating expenses, net	—	0.8	0.2	3.7	—	4.7

Total operating costs and expenses	—	313.1	0.2	186.5	(3.4)	496.4

Income (loss) from operations	—	65.6	(0.2)	33.6	—	99.0
Interest expense, net	9.0	44.2	—	2.9	—	56.1
Loss on early extinguishment of debt	—	—	—	—	—	—

Income (loss) before income taxes	(9.0)	21.4	(0.2)	30.7	—	42.9
Income tax expense (benefit)	(2.3)	11.6	—	3.4	—	12.7

Income (loss) from continuing operations	(6.7)	9.8	(0.2)	27.3	—	30.2
Equity in earnings of subsidiaries	37.1	27.3	37.1	—	(101.5)	—

Net income (loss)	$30.4	$37.1	$36.9	$27.3	$(101.5)	$30.2

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2011

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$512.7	$—	$298.8	$—	$811.5
Franchise and property revenues	—	216.8	—	119.1	—	335.9
Intercompany revenues	—	3.4	—	—	(3.4)	—

Total revenues	—	732.9	—	417.9	(3.4)	1,147.4

Company restaurant expenses:
Food, paper and product costs	—	168.0	—	94.4	—	262.4
Payroll and employee benefits	—	156.1	—	86.1	—	242.2
Occupancy and other operating costs	—	129.9	—	91.4	—	221.3

Total Company restaurant expenses	—	454.0	—	271.9	—	725.9
Franchise and property expenses	—	29.1	—	17.2	—	46.3
Selling, general and administrative expenses	—	130.5	—	69.2	—	199.7
Intercompany expenses	—	—	—	3.4	(3.4)	—
Other operating expenses, net	—	1.3	0.2	11.0	—	12.5

Total operating costs and expenses	—	614.9	0.2	372.7	(3.4)	984.4

Income (loss) from operations	—	118.0	(0.2)	45.2	—	163.0
Interest expense, net	9.0	92.0	—	5.3	—	106.3
Loss on early extinguishment of debt	—	19.6	—	—	—	19.6

Income (loss) before income taxes	(9.0)	6.4	(0.2)	39.9	—	37.1
Income tax expense (benefit)	(2.3)	9.0	—	6.1	—	12.8

Income (loss) from continuing operations	(6.7)	(2.6)	(0.2)	33.8	—	24.3
Equity in earnings of subsidiaries	31.2	33.8	31.2	—	(96.2)	—

Net income (loss)	$24.5	$31.2	$31.0	$33.8	$(96.2)	$24.3

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2012

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$48.2	$73.0	$73.0	$59.8	$(205.8)	$48.2

Foreign currency translation adjustment	—	(66.0)	—	—	—	(66.0)
Net change in fair value of net investment hedges, net of tax of $6.4 million	—	5.9	—	—	—	5.9
Net change in fair value of interest rate caps, net of tax of $3.2 million	—	(6.3)	—	—	—	(6.3)
Amounts reclassified to earnings during the period from terminated caps, net of tax of zero	—	0.7	—	—	—	0.7
Amortization of prior service costs, net of tax of zero	—	(0.8)	—	—	—	(0.8)

Other comprehensive income, net of tax	—	(66.5)	—	—	—	(66.5)

Total comprehensive income	$48.2	$6.5	$73.0	$59.8	$(205.8)	$(18.3)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2012

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$62.5	$98.0	$98.0	$81.2	$(277.2)	$62.5

Foreign currency translation adjustment	—	(27.0)	—	—	—	(27.0)
Net change in fair value of net investment hedges, net of tax of $2.6 million	—	—	—	—	—	—
Net change in fair value of interest rate caps, net of tax of $4.2 million	—	(9.0)	—	—	—	(9.0)
Amounts reclassified to earnings during the period from terminated caps, net of tax of $0.2 million	—	0.9	—	—	—	0.9
Pension and post-retirement benefit plans, net of tax of $4.2 million	—	6.5	—	—	—	6.5
Amortization of prior service costs, net of tax of $0.2 million	—	(0.9)	—	—	—	(0.9)

Other comprehensive income, net of tax	—	(29.5)	—	—	—	(29.5)

Total comprehensive income	$62.5	$68.5	$98.0	$81.2	$(277.2)	$33.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2011

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$30.4	$37.1	$36.9	$27.3	$(101.5)	$30.2
Foreign currency translation adjustment	—	25.9	—	—	—	25.9
Net change in fair value of interest rate caps, net of tax of $10.6 million	—	(15.7)	—	—	—	(15.7)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of zero	—	—	—	—	—	—

Other comprehensive income, net of tax	—	10.2	—	—	—	10.2

Total comprehensive income	$30.4	$47.3	$36.9	$27.3	$(101.5)	$40.4

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2011

(Unaudited)

	BKW	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$24.5	$31.2	$31.0	$33.8	$(96.2)	$24.3
Foreign currency translation adjustment	—	85.8	—	—	—	85.8
Net change in fair value of interest rate caps, net of tax of $9.0 million	—	(13.4)	—	—	—	(13.4)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.4 million	—	(0.6)	—	—	—	(0.6)

Other comprehensive income, net of tax	—	71.8	—	—	—	71.8

Total comprehensive income	$24.5	$103.0	$31.0	$33.8	$(96.2)	$96.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

(Unaudited)

	BKW	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$62.5	$98.0	$98.0	$81.2	$(277.2)	$62.5
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(98.0)	(81.2)	(98.0)	—	277.2	—
Depreciation and amortization	—	45.8	—	—	—	67.4
Loss on early extinguishment of debt	9.7	1.5	—	21.6	—	11.2
Amortization of deferred financing cost and debt issuance discount	22.4	7.0	—	—	—	29.4
Loss (gain) on remeasurement of foreign denominated transactions	—	(2.3)	—	(1.3)	—	(3.6)
Amortization of prior service costs	—	(0.9)	—	—	—	(0.9)
Realized loss on terminated caps/swaps	—	0.9	—	—	—	0.9
Loss (gain) on refranchisings and dispositions of assets	—	12.6	—	(15.3)	—	(2.7)
Bad debt expense, net of recoveries	—	1.4	—	0.1	—	1.5
Share-based compensation	—	7.6	—	—	—	7.6
Deferred income taxes	0.1	7.9	—	—	—	8.0
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	(5.6)	—	1.4	—	(4.2)
Prepaids and other current assets	—	(27.6)	—	(7.5)	—	(35.1)
Accounts and drafts payable	—	(6.8)	—	(9.0)	—	(15.8)
Accrued advertising	—	(47.4)	—	2.0	—	(45.4)
Other accrued liabilities	(8.9)	(26.2)	—	(12.0)	—	(47.1)
Other long-term assets and liabilities	(0.9)	2.0	—	2.1	—	3.2

Net cash provided by (used for) operating activities	(13.1)	(13.3)	—	63.3	—	36.9

Cash flows from investing activities:
Payments for property and equipment	—	(8.8)	—	(5.0)	—	(13.8)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	25.6	—	10.9	—	36.5
Payments for acquired franchisee operations, net of cash acquired	—	—	—	(15.3)	—	(15.3)
Return of investment on direct financing leases	—	6.0	—	0.6	—	6.6
Other investing activities	—	—	—	—	—	—

Net cash used for investing activities	—	22.8	—	(8.8)	—	14.0

Cash flows from financing activities:
Proceeds from term debt	—	—	—	—	—	—
Repayments of term debt and capital leases	—	(17.7)	—	(1.3)	—	(19.0)
Extinguishment of debt	(62.6)	(43.3)	—	—	—	(105.9)
Dividend to Parent	—	—	—	—	—	—
Intercompany financing	75.5	(64.2)	—	(11.3)	—	—

Net cash provided by (used for) financing activities	12.9	(125.2)	—	(12.6)	—	(124.9)

Effect of exchange rates on cash and cash equivalents	—	—	—	(7.3)	—	(7.3)
Increase (decrease) in cash and cash equivalents	(0.2)	(115.7)	—	34.6	—	(81.3)
Cash and cash equivalents at beginning of period	0.2	287.1	—	171.7	—	459.0

Cash and cash equivalents at end of period	$—	$171.4	$—	$206.3	$—	$377.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(Unaudited)

	BKW	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$24.5	$31.2	$31.0	$33.8	$(96.2)	$24.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(31.2)	(33.8)	(31.2)	—	96.2	—
Depreciation and amortization	—	48.9	—	19.9	—	68.8
Loss on early extinguishment of debt	—	19.6	—	—	—	19.6
Amortization of deferred financing cost and debt issuance discount	8.9	6.9	—	—	—	15.8
Loss (gain) on remeasurement of foreign denominated transactions	—	0.9	—	0.6	—	1.5
Loss (gain) on refranchisings and dispositions of assets	—	—	—	(1.7)	—	(1.7)
Bad debt expense, net of recoveries	—	1.2	—	(0.1)	—	1.1
Share-based compensation	—	0.3	—	0.3	—	0.6
Deferred income taxes	—	17.7	—	—	—	17.7
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	6.5	—	2.2	—	8.7
Prepaids and other current assets	—	18.1	—	1.3	—	19.4
Accounts and drafts payable	—	(24.6)	—	(8.4)	—	(33.0)
Accrued advertising	—	(2.5)	—	6.6	—	4.1
Other accrued liabilities	(1.7)	(17.6)	—	(16.0)	—	(35.3)
Other long-term assets and liabilities	—	(25.5)	0.2	9.7	(1.1)	(16.7)

Net cash provided by (used for) operating activities	0.5	47.3	0.0	48.2	(1.1)	94.9

Cash flows from investing activities:
Payments for property and equipment	—	(16.1)	—	(7.4)	—	(23.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	1.5	—	10.2	—	11.7
Return of investment on direct financing leases	—	7.3	—	—	—	7.3
Other investing activities	—	(4.1)	—	(0.3)	—	(4.4)

Net cash provided by (used for) investing activities	—	(11.4)	—	2.5	—	(8.9)

Cash flows from financing activities:
Proceeds from term debt	—	1,860.0	—	—	—	1,860.0
Proceeds from discount notes	401.5	—	—	—	—	401.5
Repayments of term debt and capital leases	—	(1,851.5)	—	(0.9)	—	(1,852.4)
Payment of financing costs	(9.5)	(23.1)	—	—	—	(32.6)
Proceeds from issuance of shares	1.8	—	—	—	—	1.8
Capital distribution from Parent	—	0.7	(0.7)	—	—	—
Intercompany financing	—	4.2	—	(5.3)	1.1	—

Net cash (used for) financing activities	393.8	(9.7)	(0.7)	(6.2)	1.1	378.3

Effect of exchange rates on cash and cash equivalents	—	0.1	—	5.0	—	5.1
Increase (decrease) in cash and cash equivalents	394.3	26.3	(0.7)	49.5	—	469.4
Cash and cash equivalents at beginning of period	—	132.9	0.7	73.4	—	207.0

Cash and cash equivalents at end of period	$394.3	$159.2	$—	$122.9	$—	$676.4

Note 18. Subsequent Events

In August 2012,BKW entered into a Supplemental Indenture with respect to the Senior Notes and a Supplemental Indenture with respect to the Discount Notes (the “ Supplemental Indentures”) to guarantee BKC’s obligations under the Senior Notes and Issuers’ obligations under the Discount Notes. The Supplemental Indentures will allow the financial reporting obligation under the Indentures to be satisfied through the reporting of BKW’s consolidated financial information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” Unless the context otherwise requires, all references to “we,” “us” and “our” refer to Burger King Worldwide, Inc. and its subsidiaries, including BKC.

Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 94% of our system-wide restaurants are franchised.

Overview

We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by number of restaurants and system-wide sales. Our system of restaurants includes restaurants owned by us, as well as our franchisees. Our business is comprised of four operating segments: (1) the U.S. and Canada; (2) Europe, the Middle East and Africa, or EMEA; (3) Latin America and the Caribbean, or LAC; and (4) Asia Pacific, or APAC.

As of June 30, 2012, there were 12,604 Burger King restaurants system-wide. We operate 546 restaurants in the U.S. and Canada and 272 restaurants in EMEA, LAC and APAC, and our franchisees operate 6,923 restaurants in the U.S. and Canada and 4,863 restaurants in EMEA, LAC and APAC. Approximately 94% of our current restaurants are franchised and we have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category. We believe that our high percentage of franchise restaurants provides us with a strategic advantage because the capital required to grow and maintain our system is funded primarily by franchisees. In addition, our franchisees fund the majority of the advertising that supports the Brand by making advertising contributions. Our franchise dominated business model does, however, present a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

Sales at Company restaurants comprised 67% of our revenues during the six months ended June 30, 2012, with our remaining revenue comprised of revenues we derive from our franchise system, consisting primarily of royalties and franchise fees as well as property income we derive from properties we lease or sublease to our franchisees. We expect the current mix of Company and franchise revenue to continue to shift towards franchise revenue as we continue to implement our global portfolio realignment project described below.

Recent Events and Factors Affecting Comparability

We believe there are significant opportunities for our Company and the entire Burger King system by accelerating international development, driving sales and traffic in the U.S. and Canada, driving corporate level general and administrative expense efficiencies and aggressively pursuing refranchising opportunities. Since the 2010 Transactions (as defined below) we have implemented a number of projects to pursue these opportunities, which have resulted in gains and losses and other costs and expenses, as further described below.

The 2010 Transactions

During the three months ended June 30, 2011 we recorded transaction costs of $0.3 million and during the six months ended June 30, 2011 we recorded transaction costs of $1.1 million associated with the acquisition of BKH by 3G and related financing transactions (collectively referred to as the “2010 Transactions”), as more fully discussed in Note 1 to our consolidated financial statements included in our Registration Statement on Form S-1 filed with the SEC on June 18, 2012.

Global Restructuring and Related Professional Fees

In December 2010, we began the implementation of a global restructuring plan that resulted in work force reductions throughout our organization. In June 2011, we implemented a Voluntary Resignation Severance Program (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. In addition, other involuntary work force reductions were also implemented. As a result of the global restructuring plan, the VRS Program and the additional workforce reductions, we incurred $10.0 million of severance benefits and other severance related costs during the three months ended June 30, 2011 and $22.2 million of severance benefits and other severance related costs during the six months ended June 30, 2011. This restructuring plan was completed in 2011.

Field Optimization Project

During 2011, we initiated a project to significantly expand and enhance our U.S. field organization to better support our franchisees in an effort to drive sales, increase profits and improve restaurant operations (the “field optimization project”). As a result of the field optimization project, we incurred $1.7 million during the three and six months ended June 30, 2011 of severance related costs, compensation costs for overlap staffing, travel expenses, consulting fees and training costs. This project was completed in 2011.

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partners to accelerate development. We believe that the acceleration of our refranchising strategy will (i) reduce capital expenditures, corporate overhead and our exposure to commodity cost pressures, (ii) increase royalty revenues, and (iii) allow management to focus on strategic issues such as Brand development, international expansion and marketing.

We completed the refranchising of 278 Company restaurants to Carrols Restaurant Group (“Carrols”) in May 2012 in exchange for consideration that included a 28.9% equity interest in Carrols. In connection with this transaction, Carrols has agreed to remodel 455 of its Burger King restaurants to our 20/20 restaurant image over the next three and a half years.

In June 2012, we contributed the equity interests in our 44 Company restaurants in China, including 22 restaurants that we acquired in May 2012, to an entity established to develop the China market (the “China Venture”), in exchange for a significant minority equity interest in the China Venture.

We also completed the refranchising of 172 additional Company restaurants in the U.S., Canada and UK during the six months ended June 30, 2012, including 165 completed during the three months ended June 30, 2012, to franchisees who have agreed to remodel the refranchised restaurants and a significant portion of their existing restaurants to our 20/20 image. Additionally, during the three months ended June 30, 2012, we entered into an agreement granting development and master franchise rights in Russia to a new entity established to develop the Russia market (the “Russia Venture”), in exchange for a stake in the Russia Venture. We continue to aggressively pursue refranchising and regional development opportunities as we implement our global portfolio realignment strategy.

Gains and losses associated with refranchising activity are classified as other operating (income) expenses, net in our statement of operations, as further discussed in Note 14 to our unaudited condensed consolidated financial statements. Additionally, we also incurred general and administrative expenses consisting primarily of severance and professional fees in connection with our global portfolio realignment project. We expect to continue to incur expenses which we believe will decline as we pursue our refranchising strategy. Further, we may record net losses and impairments associated with future refranchising activity.

Merger with Justice

Business Combination Agreement Expenses

As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this report, on April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of BKH (“Worldwide”), entered into a Business Combination Agreement and Plan of Merger, dated as of April 3, 2012 (the “Business Combination Agreement”), by and among Justice Holdings Limited, the Company, Justice Holdco LLC and Worldwide. This transaction closed on June 20, 2012, the Company changed its name to Burger King Worldwide Inc. and our stock began trading on the New York Stock Exchange under the ticker symbol “BKW”.

As a result of the increase in our equity value implied by the Business Combination Agreement, we recorded $5.9 million of one-time share-based compensation expense related to share-based awards granted during the six months ended June 30, 2012. Additionally, we expect our annual share-based compensation expense to increase compared to 2011. We incurred $18.1 million of professional fees and other transaction costs associated with the Business Combination Agreement during the three months ended June 30, 2012. We incurred $25.1 million of professional fees and other transaction costs associated with the Business Combination Agreement during the six months ended June 30, 2012.

The table below summarizes the factors affecting comparability of results of operations due to the 2010 Transactions, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project and Business Combination Agreement expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Selling, general and administrative expenses:
2010 Transaction costs	$—	$0.3	$—	$1.1
Global restructuring and related professional fees	—	10.0	—	22.2
Field optimization project costs	—	1.7	—	1.7
Global portfolio realignment project costs	9.4	—	13.1	—
Business combination agreement expenses	18.1	—	25.1	—

Total impact on selling, general and administrative expenses	$27.5	$12.0	$38.2	$25.0

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Tabular amounts in millions of dollars unless noted otherwise.

The following table presents our results of operations for the three months ended June 30, 2012 and 2011:

	Results		Variance
	Three Months Ended June 30,		$	%
	2012	2011	Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$345.9	$419.0	$(73.1)	(17.4)%
Franchise and property revenues	194.9	176.4	18.5	10.5%

Total revenues	540.8	595.4	(54.6)	(9.2)%
Company restaurant expenses:
Food, paper and product costs	115.0	135.4	20.4	15.1%
Payroll and employee benefits	100.2	122.2	22.0	18.0%
Occupancy and other operating costs	90.5	111.6	21.1	18.9%

Total Company restaurant expenses	305.7	369.2	63.5	17.2%
Franchise and property expenses	28.5	23.2	(5.3)	(22.8)%
Selling, general and administrative expenses	95.8	99.3	3.5	3.5%
Other operating (income) expenses, net	(17.1)	4.7	21.8	NM

Total operating costs and expenses	412.9	496.4	83.5	16.8%

Income from operations	127.9	99.0	28.9	29.2%

Interest expense, net	57.2	56.1	(1.1)	(2.0)%
Loss on early extinguishment of debt	7.7	—	(7.7)	NM

Income before income taxes	63.0	42.9	20.1	46.9%
Income tax expense	14.8	12.7	(2.1)	(16.5)%

Net income	$48.2	$30.2	$18.0	59.6%

NM – Not Meaningful

FX Impact

	Three Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Consolidated revenues	$(17.3)	$19.7
Consolidated CRM	(1.4)	1.4
Consolidated SG&A	2.6	(5.0)
Consolidated income from operations	(4.5)	3.5
Consolidated net income (loss)	(3.4)	3.3
Consolidated adjusted EBITDA	(4.9)	2.7

Key Business Metrics

	Three Months Ended June 30,
	2012	2011
System sales growth (1)	6.4%	0.4%
Franchise sales (2)	$3,636.3	$3,449.0
Comparable sales growth (3)
Company	5.1%	(1.6)%
Franchise	4.3%	(2.2)%
System	4.4%	(2.2)%
Average restaurant sales (in thousands) (4)	$319.1	$314.5
Net Restaurant Growth (NRG)
Company	(3)	(3)
Franchise	73	38
System	70	35
Net refranchisings (5)	464	6
Restaurant counts at period end
Company	818	1,330
Franchise	11,786	11,006
System	12,604	12,336
CRM %	11.6%	11.9%

(1)	Sales growth refers to the change in sales at all Company and franchise restaurants in one period from the same period in the prior year.
(2)	Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.
(3)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.
(4)	Average restaurant sales refer to the total sales averaged over total store months for all Company and franchise restaurants open during that period.
(5)	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

Comparable sales and sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating current year results at prior year exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

Company restaurants

Company restaurant revenues decreased primarily due to the net refranchising of 505 Company restaurants during the trailing twelve-month period and unfavorable FX impact, partially offset by Company comparable sales growth across all segments.

CRM % decreased due to decreases in CRM% in the U.S. and Canada, LAC and APAC, partially offset by an increase in CRM% in EMEA. Promotions of lower margin menu items, promotional strategy in North America to drive trial of new products launched in April and increased food, paper and product costs were partially offset by the leveraging effect of Company comparable sales growth on fixed occupancy and other operating costs.

Franchise and Property

Franchise and property revenues increased primarily due to franchise comparable sales growth and the net refranchising of 505 Company restaurants and franchise NRG of 275 restaurants during the trailing twelve-month period, which resulted in increased royalties and contingent rents. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during the three months ended June 30, 2012, and renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements and area development fees. These factors were partially offset by unfavorable FX impact.

Franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings, partially offset by decrease in bad debt expense and favorable FX impact.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Variance
	2012	2011	$	%
Selling expenses	$13.4	$20.4	$(7.0)	(34.3)%

Management general and administrative expenses	50.3	62.6	(12.3)	(19.6)%
Share-based compensation	0.3	0.4	(0.1)	(25.0)%
Depreciation and amortization	4.3	3.9	0.4	10.3%
2010 Transaction costs	—	0.3	(0.3)	NM
Global restructuring and related professional fees	—	10.0	(10.0)	NM
Field optimization project costs	—	1.7	(1.7)	NM
Global portfolio realignment project costs	9.4	—	9.4	NM
Business combination agreement expenses	18.1	—	18.1	NM

Total general and administrative expenses	82.4	78.9	3.5	4.4%

Selling, general and administrative expenses	$95.8	$99.3	$(3.5)	(3.5)%

NM – Not Meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. Selling expenses decreased primarily as a result of the refranchisings, favorable FX impact and a temporary reduction in advertising fund contributions associated with incentives to accelerate implementation of restaurant equipment initiatives.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, including rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. General and administrative expenses also include certain non-cash expenses, including share-based compensation, depreciation and amortization as well as separately managed expenses associated with unusual or non-recurring events, such as costs associated with our global portfolio realignment project and Business Combination Agreement expenses. The decrease in Management G&A in the three months ended June 30, 2012 was driven primarily by a decrease in salary and fringe benefits, professional services and favorable FX impact.

The increase in our total general and administrative expenses was driven primarily by Business Combination Agreement expenses and an increase in global portfolio realignment project costs, partially offset by decreases in Management G&A, share-based compensation due to a $0.6 million benefit resulting from a revision to our forfeiture rates, global restructuring and related professional fees and field optimization project costs.

Other operating (income) expense, net

Our other operating (income) expense, net was comprised of the following:

	Three Months Ended June 30,
	2012	2011
Net (gain) losses on disposal of assets, restaurant closures and refranchisings	$(8.7)	$1.9
Litigation settlements and reserves, net	0.1	0.2
Foreign exchange net (gains) losses	(7.4)	1.3
Loss from unconsolidated affiliates	0.6	0.3
Other, net	(1.7)	1.0

Other operating (income) expenses, net	$(17.1)	$4.7

During the three months ended June 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $15.7 million in net gains associated with refranchisings, $5.0 million in impairment losses associated with long-lived assets for Company restaurants classified as held for sale and $2.0 million of net losses associated with asset disposals and restaurant closures. See Note 14 to our unaudited condensed consolidated financial statements included in this report.

Interest expense, net

Interest expense, net increased primarily due to incremental interest expense on the Discount Notes due to the timing in prior year and compounded interest, partially offset by reduced borrowings as a result of principal payments of our Term Loan and repurchases of our Senior Notes and Discount Notes.

The weighted average interest rate for the three months ended June 30, 2012 on our long-term debt, including the Senior Notes and Discount Notes, was 7.3%, which included the effect of interest rate caps.

The weighted average interest rate for the three months ended June 30, 2011 on our long-term debt, including the Senior Notes and Discount Notes, was 7.6%, which included the effect of interest rate caps.

Loss on early extinguishment

We recorded a loss on early extinguishment of debt of $7.7 million for the three months ended June 30, 2012 related to repurchases of our Senior Notes and Discount Notes.

Income tax expense

Our effective tax rate was 23.5% for the three months ended June 30, 2012, as a result of the current mix of income from multiple tax jurisdictions and the impact of non-taxable gains on refranchisings. Our effective tax rate was 29.6% for the three months ended June 30, 2011, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

Profitability Measures and Non-GAAP Reconciliations

The table below contains information regarding EBITDA and adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, including Transaction costs, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project costs and Business Combination Agreement expenses. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance
	Three Months Ended June 30,		$	%
	2012	2011	Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$128.5	$122.0	$6.5	5.3%
EMEA	42.8	35.3	7.5	21.2%
LAC	17.1	14.5	2.6	17.9%
APAC	11.0	6.7	4.3	64.2%
Unallocated Management G&A	(27.4)	(28.6)	1.2	4.2%

Adjusted EBITDA	172.0	149.9	22.1	14.7%

Share-based compensation	0.3	0.4	0.1	25.0%
2010 Transaction costs	—	0.3	0.3	100.0%
Global restructuring and related professional fees	—	10.0	10.0	100.0%
Field optimization project costs	—	1.7	1.7	100.0%
Global portfolio realignment project costs	9.4	—	(9.4)	NM
Business combination agreement expenses	18.1	—	(18.1)	NM
Other operating (income) expenses, net	(17.1)	4.7	21.8	NM

EBITDA	161.3	132.8	28.5	21.5%
Depreciation and amortization	33.4	33.8	0.4	1.2%

Income from operations	127.9	99.0	28.9	29.2%
Interest expense, net	57.2	56.1	(1.1)	(2.0)%
Loss on early extinguishment of debt	7.7	—	(7.7)	NM
Income tax expense	14.8	12.7	(2.1)	(16.5)%

Net income	$48.2	$30.2	$18.0	59.6%

NM – Not Meaningful

The increase in consolidated adjusted EBITDA in the three months ended June 30, 2012 was primarily driven by increases in segment income in our operating segments and reductions in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The increases in EBITDA and income from operations in the three months ended June 30, 2012 were driven by the increase in consolidated adjusted EBITDA, other operating (income) expenses, net and reductions in 2010 Transaction costs, global restructuring and related professional fees and field optimization project costs. These factors were partially offset by an increase in global portfolio realignment project costs and business combination agreement expenses.

Our net income increased in the three months ended June 30, 2012 primarily as a result of an increase in income from operations, partially offset by the loss on early extinguishment of debt, an increase in interest expense and an increase in income tax expense.

U.S. and Canada

	Three Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$242.4	$302.1	$(59.7)
CRM	29.3	37.9	(8.6)
CRM %	12.1%	12.5%	(0.5)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.7%	32.8%	(0.9)%
Payroll and benefits	29.9%	30.0%	0.1%
Depreciation and amortization	5.5%	5.6%	0.1%
Other occupancy and operating	18.8%	19.0%	0.2%

Franchise:
Franchise and property revenues	$115.3	$102.3	$13.0
Franchise and property expenses	21.7	16.3	(5.4)
Franchise sales	2,052.3	1,910.6	141.7
Segment income	128.5	122.0	6.5
Segment margin	35.9%	30.2%	5.7%

FX Impact

	Three Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$(1.6)	$2.5
Segment CRM	(0.2)	0.2
Segment income	(0.1)	(0.8)

Key Business Metrics

	Three Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Systemwide sales growth	3.9%	(5.5)%
Comparable sales growth
Company	4.5%	(3.7)%
Franchise	4.4%	(5.5)%
System	4.4%	(5.3)%
NRG
Company	(2)	(1)
Franchise	(17)	(17)
System	(19)	(18)
Net Refranchisings	386	2
Restaurant counts at period end
Company	546	978
Franchise	6,923	6,550
System	7,469	7,528

Company restaurants

Company restaurant revenues decreased primarily due to the net refranchising of 426 Company restaurants during the trailing twelve-month period partially offset by the effects of Company comparable sales growth.

The decrease in CRM% is a result of our promotional strategy to drive trial of new products launched in April and increased food, paper and product costs which were partially offset by the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and a favorable adjustment to our self insurance reserve.

Franchise and Property

Franchise and property revenues increased due to the net refranchising of 426 Company restaurants during the trailing twelve-month period and franchise comparable sales growth, which resulted in increased royalties and rents. FX impact was not significant.

Franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of refranchisings. FX impact was not significant.

Segment income and segment margin

Segment income and segment margin increased due to increases in net franchise and property income and a decrease in Management G&A, partially offset by a decrease in CRM and CRM%.

EMEA

	Three Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$67.6	$81.6	$(14.0)
CRM	7.3	7.7	(0.4)
CRM %	10.8%	9.4%	1.4%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	30.3%	28.9%	(1.4)%
Payroll and benefits	32.7%	32.1%	(0.6)%
Depreciation and amortization	3.6%	3.7%	0.1%
Other occupancy and operating	22.6%	25.9%	3.3%

Franchise:
Franchise and property revenues	$51.6	$49.3	$2.3
Franchise and property expenses	6.6	6.3	(0.3)
Franchise sales	935.1	922.7	12.4
Segment income	42.8	35.3	7.5
Segment margin	35.9%	27.0%	8.9%

FX Impact

	Three Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$(13.2)	$14.4
Segment CRM	(0.7)	0.9
Segment income	(4.6)	3.7

Key Business Metrics

	Three Months Ended June 30,
	2012	2011
Systemwide sales growth	12.7%	3.6%
Comparable sales growth
Company	6.2%	4.9%
Franchise	3.1%	3.1%
System	3.3%	3.2%
NRG
Company	—	(1)
Franchise	45	32
System	45	31
Net Refranchisings	56	4
Restaurant counts at period end
Company	134	193
Franchise	2,827	2,603
System	2,961	2,796

Company restaurants

Company restaurant revenues decreased primarily due to unfavorable FX impact and the net refranchising of 57 Company restaurants during the trailing twelve-month period. These factors were partially offset by the effects of Company comparable sales growth.

CRM % increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and the refranchising of 56 Company restaurants with lower than average CRM% during the three months ended June 30, 2012. These factors were partially offset by increased food, paper and product costs, promotions of lower margin menu items and wage rate increases in Germany.

Franchise and Property

Franchise and property revenues increased primarily due to franchise comparable sales growth, franchise NRG of 167 restaurants and the net refranchising of 57 Company restaurants during the trailing twelve-month period, which resulted in increased royalties and rents. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during the three months ended June 30, 2012 and renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements and area development fees. These factors were partially offset by unfavorable FX impact.

Franchise and property expenses increased due to rent expense associated with additional properties leased or subleased to franchisees as a result of refranchisings, partially offset by a decrease in bad debt expense and favorable FX impact.

Segment income and segment margin

Segment income and margin increased due to an increase in CRM%, an increase in net franchise and property income and a decrease in Management G&A.

LAC

	Three Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$16.1	$17.6	$(1.5)
CRM	2.8	3.4	(0.6)
CRM %	17.4%	19.3%	(1.9)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	39.1%	37.5%	(1.6)%
Payroll and benefits	11.8%	11.9%	0.1%
Depreciation and amortization	9.3%	9.7%	0.4%
Other occupancy and operating	22.4%	21.6%	(0.8)%

Franchise:
Franchise and property revenues	$16.2	$14.6	$1.6
Franchise and property expenses	(0.2)	—	0.2
Franchise sales	323.7	295.3	28.4
Segment income	17.1	14.5	2.6
Segment margin	52.9%	45.0%	7.9%

FX Impact

	Three Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$(2.3)	$1.1
Segment CRM	(0.4)	0.2
Segment income	(0.3)	0.1

Key Business Metrics

	Three Months Ended June 30,
	2012	2011
Systemwide sales growth	9.4%	16.6%
Comparable sales growth
Company	5.8%	4.6%
Franchise	10.8%	6.9%
System	10.5%	6.8%
NRG
Company	—	—
Franchise	27	15
System	27	15
Net Refranchisings	—	—
Restaurant counts at period end
Company	97	97
Franchise	1,158	1,068
System	1,255	1,165

Company restaurants

Company restaurant revenues decreased primarily due to unfavorable FX impact, partially offset by Company comparable sales growth.

CRM % decreased primarily as a result of increased food, paper and product costs, unfavorable FX impact associated with certain commodities that are purchased in U.S. dollars, promotions of lower margin menu items and an increase in repairs and maintenance costs.

Franchise and Property

Franchise and property revenues increased due to franchise comparable sales growth and franchise NRG of 90 restaurants during the trailing twelve-month period, which resulted in increased royalties. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during the three months ended June 30, 2012. Franchise and property expenses decreased due to a decrease in bad debt expense.

Segment income and segment margin

Segment income and segment margin increased due to an increase in net franchise and property income and a decrease in Management G&A, partially offset by a decrease in CRM and CRM %.

APAC

	Three Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$19.8	$17.7	$2.1
CRM	0.8	0.8	—
CRM %	4.0%	4.5%	(0.5)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	34.3%	33.3%	(1.0)%
Payroll and benefits	18.2%	18.1%	(0.1)%
Depreciation and amortization	6.6%	6.2%	(0.4)%
Other occupancy and operating	36.9%	37.9%	1.0%
Franchise:
Franchise and property revenues	$11.8	$10.2	$1.6
Franchise and property expenses	0.4	0.6	0.2
Franchise sales	325.2	320.4	4.8
Segment income	11.0	6.7	4.3
Segment margin	34.8%	24.0%	10.8%

FX Impact

	Three Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$(0.2)	$1.7
Segment CRM	(0.1)	0.1
Segment income	—	(0.3)

Key Business Metrics

	Three Months Ended June 30,
	2012	2011
Systemwide sales growth	2.1%	19.4%
Comparable sales growth
Company	8.6%	7.0%
Franchise	2.0%	(0.9)%
System	2.1%	(0.6)%
NRG
Company	(1)	(1)
Franchise	18	8
System	17	7
Net Refranchisings	22	—
Restaurant counts at period end
Company	41	62
Franchise	878	785
System	919	847

Company restaurants

Company restaurant revenues increased due to Company comparable sales growth and the acquisition of 22 restaurants in China in May 2012 which were subsequently refranchised in June 2012, partially offset by unfavorable FX impact.

Franchise and Property

Franchise and property revenues increased primarily due to area development fees associated with new master franchise agreements and an increase in royalties derived from franchise NRG of 71 restaurants during the trailing twelve-month period and franchise comparable sales growth. Franchise comparable sales growth was positive, primarily due to the extra trading week of our master franchisee in Australia.

Segment income and segment margin

Segment income and margin increased due to an increase in net franchise and property income, partially offset by a decrease in CRM% and an increase in Management G&A.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Tabular amounts in millions of dollars unless noted otherwise.

The following table presents our results of operations for the six months ended June 30, 2012 and 2011:

	Results		Variance
	Six Months Ended June 30,		$	%
	2012	2011	Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$742.1	$811.5	$(69.4)	(8.6)%
Franchise and property revenues	368.6	335.9	32.7	9.7%

Total revenues	1,110.7	1,147.4	(36.7)	(3.2)%
Company restaurant expenses:
Food, paper and product costs	245.0	262.4	17.4	6.6%
Payroll and employee benefits	219.7	242.2	22.5	9.3%
Occupancy and other operating costs	195.0	221.3	26.3	11.9%

Total Company restaurant expenses	659.7	725.9	66.2	9.1%
Franchise and property expenses	52.3	46.3	(6.0)	(13.0)%
Selling, general and administrative expenses	190.8	199.7	8.9	4.5%
Other operating (income) expenses, net	(4.1)	12.5	16.6	132.8%

Total operating costs and expenses	898.7	984.4	85.7	8.7%

Income from operations	212.0	163.0	49.0	30.1%

Interest expense, net	116.3	106.3	(10.0)	(9.4)%
Loss on early extinguishment of debt	11.2	19.6	8.4	42.9%

Income before income taxes	84.5	37.1	47.4	127.8%
Income tax expense	22.0	12.8	(9.2)	(71.9)%

Net income	$62.5	$24.3	$38.2	157.2%

NM – Not Meaningful

FX Impact

	Six Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Consolidated revenues	$(23.4)	$22.9
Consolidated CRM	(1.9)	1.6
Consolidated SG&A	3.5	(5.3)
Consolidated income from operations	(5.8)	2.5
Consolidated net income (loss)	(4.4)	2.2
Consolidated adjusted EBITDA	(6.6)	2.4

Key Business Metrics

	Six Months Ended June 30,
	2012	2011
System sales growth (1)	6.5%	0.5%
Franchise sales (2)	$6,984.8	$6,604.1
Comparable sales growth (3)
Company	5.6%	(2.6)%
Franchise	4.3%	(2.5)%
System	4.5%	(2.5)%
Average restaurant sales (in thousands) (4)	$621.6	$607.9
Net Restaurant Growth (NRG)
Company	(8)	(5)
Franchise	100	90
System	92	85
Net refranchisings (5)	469	9
Restaurant counts at period end
Company	818	1,330
Franchise	11,786	11,006
System	12,604	12,336
CRM %	11.1%	10.5%

(1)	Sales growth refers to the change in sales at all Company and franchise restaurants in one period from the same period in the prior year.
(2)	Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.
(3)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.
(4)	Average restaurant sales refer to the total sales averaged over total store months for all Company and franchise restaurants open during that period.
(5)	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

Comparable sales and sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating current year results at prior year exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

Company restaurants

Company restaurant revenues decreased primarily due to the net refranchising of 505 Company restaurants during the trailing twelve-month period and unfavorable FX impact, partially offset by Company comparable sales growth across all segments.

CRM % increased due to increases in CRM% in the U.S. and Canada and EMEA partially offset by decreases in LAC and APAC. The leveraging effect of Company comparable sales growth on our fixed labor and occupancy and other operating costs and benefits realized from improvements in labor scheduling were partially offset by increased food, paper and product costs.

Franchise and Property

Franchise and property revenues increased primarily due to franchise comparable sales growth, the net refranchising of 505 Company restaurants and franchise NRG of 275 restaurants during the trailing twelve-month period, which resulted in increased royalties and contingent rents, and area development fees associated with new master franchise agreements. Additionally, renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements and area development fees. These factors were partially offset by unfavorable FX impact.

Franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings and an increase in bad debt expense. These factors were partially offset by favorable FX impact.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Six Months Ended June 30,		Variance
	2012	2011	$	%
Selling expenses	$30.1	$39.4	$(9.3)	(23.6)%

Management general and administrative expenses	112.1	126.9	(14.8)	(11.7)%
Share-based compensation	1.7	0.6	1.1	183.3%
Depreciation and amortization	8.7	7.8	0.9	11.5%
2010 Transaction costs	—	1.1	(1.1)	NM
Global restructuring and related professional fees	—	22.2	(22.2)	NM
Field optimization project costs	—	1.7	(1.7)	NM
Global portfolio realignment project costs	13.1	—	13.1	NM
Business combination agreement expenses	25.1	—	25.1	NM

Total general and administrative expenses	160.7	160.3	0.4	0.2%

Selling, general and administrative expenses	$190.8	$199.7	$(8.9)	(4.5)%

NM – Not Meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. Selling expenses decreased primarily as a result of the refranchisings, favorable FX impact and a temporary reduction in advertising fund contribution associated with incentives to accelerate implementation of restaurant equipment initiatives.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, including rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. General and administrative expenses also include certain non-cash expenses, including share-based compensation, depreciation and amortization as well as separately managed expenses associated with unusual or non-recurring events, such as costs associated with our global portfolio realignment project. The decrease in Management G&A in the six months ended June 30, 2012 was driven primarily by a decrease in salary and fringe benefits.

The decrease in our total general and administrative expenses was driven primarily by decreases in Management G&A and global restructuring and related professional fees, partially offset by business combination agreement expenses and an increase in global portfolio realignment project costs.

Other operating (income) expense, net

Our other operating (income) expense, net was comprised of the following:

	Six Months Ended June 30,
	2012	2011
Net losses on disposal of assets, restaurant closures and refranchisings	$1.1	$2.7
Litigation settlements and reserves, net	0.5	0.6
Foreign exchange net (gains) losses	(6.8)	6.8
Loss from unconsolidated affiliates	1.8	0.7
Other, net	(0.7)	1.7

Other operating (income) expenses, net	$(4.1)	$12.5

During the six months ended June 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $17.2 million in net gains associated with refranchisings, $13.2 million in impairment losses associated with long-lived assets for Company restaurants classified as held for sale and $5.1 million of net losses associated with asset disposals and restaurant closures. See Note 14 to our unaudited condensed consolidated financial statements included in this report.

Interest expense, net

Interest expense, net increased primarily due to incremental interest expense on the Discount Notes due to the timing in prior year and compounded interest, partially offset by reduced borrowings as a result of principal payments of our Term Loan and repurchases of our Senior Notes and Discount Notes.

The weighted average interest rate for the six months ended June 30, 2012 on our long-term debt, including the Senior Notes and Discount Notes, was 7.7%, which included the effect of interest rate caps.

The weighted average interest rate for the six months ended June 30, 2011 on our long-term debt, including the Senior Notes and Discount Notes, was 7.6%, which included the effect of interest rate caps.

Loss on early extinguishment

We recorded a loss on early extinguishment of debt of $11.2 million for the six months ended June 30, 2012 associated with repurchases of our Discount Notes and Senior Notes and principal pre-payments of our Term Loan. We recorded a loss on early extinguishment of debt of $19.6 million for the six months ended June 30, 2011, reflecting the write off of deferred financing costs and fees incurred in conjunction with the amendment of our credit facility as discussed in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Income tax expense

Our effective tax rate was 26.0% for the six months ended June 30, 2012, as a result of the current mix of income from multiple tax jurisdictions and the impact of non-taxable gains on refranchisings. Our effective tax rate was 34.5% for the six months ended June 30, 2011, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

Profitability Measures and Non-GAAP Reconciliations

The table below contains information regarding EBITDA and adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, including Transaction costs, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project costs and Business Combination Agreement expenses. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance
	Six Months Ended June 30,		$	%
	2012	2011	Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$241.4	$224.8	$16.6	7.4%
EMEA	75.6	62.0	13.6	21.9%
LAC	33.0	29.7	3.3	11.1%
APAC	18.8	13.0	5.8	44.6%
Unallocated Management G&A	(53.6)	(59.6)	6.0	10.1%

Adjusted EBITDA	315.2	269.9	45.3	16.8%
Share-based compensation	1.7	0.6	(1.1)	(183.3)%
2010 Transaction costs	—	1.1	1.1	100.0%
Global restructuring and related professional fees	—	22.2	22.2	100.0%
Field optimization project costs	—	1.7	1.7	100.0%
Global portfolio realignment project costs	13.1	—	(13.1)	NM
Business combination agreement expenses	25.1	—	(25.1)	NM
Other operating (income) expenses, net	(4.1)	12.5	16.6	132.8%

EBITDA	279.4	231.8	47.6	20.5%
Depreciation and amortization	67.4	68.8	1.4	2.0%

Income from operations	212.0	163.0	49.0	30.1%
Interest expense, net	116.3	106.3	(10.0)	(9.4)%
Loss on early extinguishment of debt	11.2	19.6	8.4	42.9%
Income tax expense	22.0	12.8	(9.2)	(71.9)%

Net income	$62.5	$24.3	$38.2	157.2%

NM – Not Meaningful

The increase in consolidated adjusted EBITDA in the six months ended June 30, 2012 was primarily driven by increases in segment income in our operating segments and reductions in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The increases in EBITDA and income from operations in the six months ended June 30, 2012 were driven by the increase in consolidated adjusted EBITDA and other operating (income) expenses, net and reductions in 2010 Transaction costs, global restructuring and related professional fees and field optimization project costs. These factors were partially offset by an increase in global portfolio realignment project costs and business combination agreement expenses.

Our net income increased in the six months ended June 30, 2012 primarily as a result of an increase in income from operations and a decrease in the loss on early extinguishment of debt, partially offset by an increase in interest expense, net and an increase in income tax expense.

U.S. and Canada

	Six Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$528.7	$584.7	$(56.0)
CRM	63.1	66.0	(2.9)
CRM %	11.9%	11.3%	0.6%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.3%	32.8%	(0.5)%
Payroll and benefits	30.6%	30.7%	0.1%
Depreciation and amortization	5.6%	5.8%	0.2%
Other occupancy and operating	18.6%	19.4%	0.8%

Franchise:
Franchise and property revenues	$215.6	$195.2	$20.4
Franchise and property expenses	38.2	33.3	(4.9)
Franchise sales	3,899.7	3,687.3	212.4
Segment income	241.4	224.8	16.6
Segment margin	32.4%	28.8%	3.6%

FX Impact

	Six Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$(2.1)	$4.5
Segment CRM	(0.2)	0.4
Segment income	(0.2)	(0.6)

	Six Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Systemwide sales growth	3.8%	(5.3)%
Comparable sales growth
Company	5.3%	(4.8)%
Franchise	4.2%	(5.8)%
System	4.3%	(5.6)%
NRG
Company	(3)	(4)
Franchise	(28)	(18)
System	(31)	(22)
Net Refranchisings	390	2
Restaurant counts at period end
Company	546	978
Franchise	6,923	6,550
System	7,469	7,528

Company restaurants

Company restaurant revenues decreased primarily due to the net refranchising of 426 Company restaurants during the trailing twelve-month period, partially offset by the effects of Company comparable sales growth.

The increase in CRM% reflects the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and a favorable adjustment to our self insurance reserve. These factors were partially offset by increased food, paper and product costs and promotions to drive trial of new menu items launched in April.

Franchise and Property

Franchise and property revenues increased due to the net refranchising of 426 Company restaurants during the trailing twelve-month period and franchise comparable sales growth, which resulted in increased royalties and rents. Additionally, renewal franchise fees increased due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. FX impact was not significant.

Franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of the refranchisings, partially offset by a decrease in bad debt expense. FX impact was not significant.

Segment income and segment margin

Segment income and segment margin increased due to increases in CRM%, net franchise and property income and a decrease in Management G&A.

EMEA

	Six Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$145.2	$159.6	$(14.4)
CRM	13.7	12.9	0.8
CRM %	9.4%	8.1%	1.3%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	30.5%	29.3%	(1.2)%
Payroll and benefits	32.4%	32.9%	0.5%
Depreciation and amortization	3.6%	3.7%	0.1%
Other occupancy and operating	24.1%	26.0%	1.9%

Franchise:
Franchise and property revenues	$97.3	$92.4	$4.9
Franchise and property expenses	12.7	13.1	0.4
Franchise sales	1,794.6	1,720.3	74.3
Segment income	75.6	62.0	13.6
Segment margin	31.2%	24.6%	6.6%

FX Impact

	Six Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$(18.0)	$13.6
Segment CRM	(1.0)	0.8
Segment income	(6.0)	3.2

Key Business Metrics

	Six Months Ended June 30,
	2012	2011
Systemwide sales growth	11.7%	5.3%
Comparable sales growth
Company	6.9%	4.6%
Franchise	4.6%	2.2%
System	4.8%	2.4%
NRG
Company	(1)	(3)
Franchise	80	71
System	79	68
Net Refranchisings	57	7
Restaurant counts at period end
Company	134	193
Franchise	2,827	2,603
System	2,961	2,796

Company restaurants

Company restaurant revenues decreased primarily due to the net refranchising of 57 Company restaurants during the trailing twelve-month period and unfavorable FX impact. These factors were partially offset by the effects of Company comparable sales growth.

CRM % increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed labor and occupancy and other operating costs and the refranchising of 56 Company restaurants with lower than average CRM% during the six months ended June 30, 2012. These factors were partially offset by increased food, paper and product costs, promotions of lower margin menu items and wage rate increases in Germany.

Franchise and Property

Franchise and property revenues increased due to franchise comparable sales growth and franchise NRG of 167 restaurants and the net refranchising of 57 Company restaurants during the trailing twelve-month period, which resulted in increased royalties. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during the six months ended June 30, 2012 and renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements and area development fees. These factors were partially offset by unfavorable FX impact. Franchise and property expenses decreased primarily due to favorable FX impact.

Segment income and segment margin

Segment income and margin increased due to an increase in CRM and CRM%, an increase in net franchise and property income and a decrease in Management G&A.

LAC

	Six Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$30.8	$33.0	$(2.2)
CRM	5.0	6.0	(1.0)
CRM %	16.2%	18.2%	(2.0)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	38.7%	37.3%	(1.4)%
Payroll and benefits	12.3%	12.1%	(0.2)%
Depreciation and amortization	9.7%	10.0%	0.3%
Other occupancy and operating	23.1%	22.4%	(0.7)%

Franchise:
Franchise and property revenues	$32.0	$28.4	$3.6
Franchise and property expenses	—	(1.3)	(1.3)
Franchise sales	639.5	567.5	72.0
Segment income	33.0	29.7	3.3
Segment margin	52.5%	48.4%	4.1%

FX Impact

	Six Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$(3.4)	$1.9
Segment CRM	(0.6)	0.3
Segment income	(0.4)	0.2

Key Business Metrics

	Six Months Ended June 30,
	2012	2011
Systemwide sales growth	12.2%	16.2%
Comparable sales growth
Company	4.5%	0.3%
Franchise	10.5%	5.7%
System	10.2%	5.4%
NRG
Company	—	1
Franchise	33	24
System	33	25
Net Refranchisings	—	—
Restaurant counts at period end
Company	97	97
Franchise	1,158	1,068
System	1,255	1,165

Company restaurants

Company restaurant revenues decreased primarily due to unfavorable FX impact, partially offset by Company comparable sales growth.

CRM % decreased primarily as a result of increased food, paper and product costs, promotions of lower margin menu items, unfavorable FX impact associated with certain commodities that are purchased in U.S. dollars, higher labor costs associated with food delivery and kiosks and an increase in repair and maintenance costs.

Franchise and Property

Franchise and property revenues increased due to franchise NRG of 90 restaurants during the trailing twelve-month period and franchise comparable sales growth, which resulted in increased royalties. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during the six months ended June 30, 2012. These factors were partially offset by the prior year collection and recognition of cumulative royalties previously deferred. Franchise and property expenses during the six months ended June 30, 2011 reflect the recovery of previously reserved receivables.

Segment income and segment margin

Segment income and segment margin increased due to an increase in net franchise and property income and a decrease in Management G&A partially offset by a decrease in CRM and CRM %.

APAC

	Six Months Ended June 30,		Variance
	2012	2011	Favorable / (Unfavorable)
Company:
Company restaurant revenues	$37.4	$34.2	$3.2
CRM	0.6	0.7	(0.1)
CRM %	1.6%	2.0%	(0.4)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.9%	33.3%	(0.6)%
Payroll and benefits	19.0%	17.8%	(1.2)%
Depreciation and amortization	7.0%	8.2%	1.2%
Other occupancy and operating	38.5%	38.7%	0.2%

Franchise:
Franchise and property revenues	$23.7	$19.9	$3.8
Franchise and property expenses	1.4	1.2	(0.2)
Franchise sales	651.0	629.0	22.0
Segment income	18.8	13.0	5.8
Segment margin	30.8%	24.0%	6.8%

FX Impact

	Six Months Ended June 30,
	2012	2011
	Favorable / (Unfavorable)
Segment revenues	$0.1	$2.9
Segment CRM	(0.1)	0.1
Segment income	—	(0.4)

Key Business Metrics

	Six Months Ended June 30,
	2012	2011
Systemwide sales growth	3.7%	17.9%
Comparable sales growth
Company	5.6%	7.3%
Franchise	(0.6)%	0.4%
System	(0.4)%	0.7%
NRG
Company	(4)	1
Franchise	15	13
System	11	14
Net Refranchisings	22	—
Restaurant counts at period end
Company	41	62
Franchise	878	785
System	919	847

Company restaurants

Company restaurant revenues increased due to Company comparable sales growth and the acquisition of 22 restaurants in China which were subsequently refranchised in June 2012. FX impact was not significant.

Franchise and Property

Franchise and property revenues increased due to franchise NRG of 71 restaurants and the net refranchising of 22 Company restaurants during the trailing twelve-month period which resulted in increased royalties, as well as area development fees associated with new master franchise agreements. These factors were partially offset by negative franchise comparable sales growth.

Segment income and segment margin

Segment income and margin increased due to an increase in net franchise and property income partially offset by a decrease in CRM and CRM%.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $377.7 million and working capital of $292.9 million. In addition, at June 30, 2012, we had borrowing capacity of $138.5 million under our Revolving Credit Facility. Net cash provided by operating activities was $36.9 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $94.9 million for the same period in prior year.

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility. We have used, and may in the future use, our liquidity to make required interest and principal payments, to voluntarily repay and/or repurchase our or one of our affiliate’s outstanding debt, to fund our capital expenditures and/or to pay dividends. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future.

Our consolidated cash and cash equivalents include balances held in foreign tax jurisdictions that represent undistributed earnings of our foreign subsidiaries, which are considered indefinitely reinvested for U.S. income tax purposes. We do not plan to utilize cash flows from our foreign subsidiaries to meet our future debt service requirements in the U.S. and to the degree cash is transferred to the U.S. from our foreign subsidiaries, we expect we will be able to do so in a tax efficient manner. However, adverse income tax consequences could result if we are compelled to make unplanned transfers of cash to meet future liquidity requirements in the U.S.

As a result of the 2010 Transactions and issuance of the Discount Notes, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our Credit Agreement (defined below), amounts outstanding under our Senior Notes and Discount Notes (each also defined below), and obligations under capital leases. The following information summarizes the principal terms and near term debt service requirements under our Credit Agreement and the indenture governing our Senior Notes and Discount Notes (the “Senior Notes Indenture” and “Discount Notes Indenture”, collectively “Indentures”). For further information about our long-term debt, see Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements.

Credit Agreement

In connection with the 2010 Transactions, BKC entered into a credit agreement dated as of the 3G Acquisition Date, as amended and restated as of February 15, 2011 (the “Credit Agreement”). The Credit Agreement provides for (i) two tranches of term loans in an aggregate principal amount of $1,600.0 million and €200.0 million, respectively, each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility is October 19, 2016 and the maturity date for the Revolving Credit Facility is October 19, 2015.

As of June 30, 2012, we had no amounts outstanding under the Revolving Credit Facility although we utilized approximately $11.5 million of the available commitment as of June 30, 2012 to support letters of credit, leaving $138.5 million of borrowing capacity available. We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.

Based on the amounts outstanding under the Term Loan Facility as of June 30, 2012, required debt service for the next twelve months will be approximately $79.4 million in interest payments. As a result of our voluntary prepayments under the Term Loan Facility during the six months ended June 30, 2012 and during 2011, we are no longer required to make any quarterly principal payments through the maturity date. Following the end of each fiscal year, we are required to prepay the Term Loans in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of any voluntary prepayments of the Term Loans during such fiscal year.

We may prepay the Term Loan Facility in whole or in part at any time. During the six months ended June 30, 2012, we made voluntary prepayments of $37.7 million, and during 2011, we made voluntary prepayments of $60.5 million of our Term Loan Facility and, as a result, were not required to make a mandatory prepayment based on Excess Cash Flow as described above. We may make additional voluntary prepayments of our Term Loan Facility in the future subject to our liquidity requirements.

Under the Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either a base rate or a Euro currency rate. We entered into deferred premium interest rate cap agreements, which effectively cap the annual interest expense applicable to our borrowings under the Credit Agreement to a maximum of 4.75% for U.S. Dollar denominated borrowings and 5.0% for our Euro-denominated borrowings.

Senior Notes

We currently have outstanding $794.5 million aggregate principal amount of 9.875% senior notes due 2018 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year. The Senior Notes mature on October 15, 2018. Based on the amount outstanding at June 30, 2012, required debt service for the next 12 months on the Senior Notes is $78.5 million in interest payments. No principal payments are due until maturity.

During the six months ended June 30, 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. We may periodically repurchase additional Senior Notes in open market purchases or privately negotiated transactions, subject to our future liquidity requirements, contractual restrictions under our Credit Agreement and other factors.

Discount Notes

On April 19, 2011, Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in the aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. At June 30, 2012, we had outstanding $579.1 million in the aggregate principal amount of Discount Notes due 2019.

Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. None of our subsidiaries is a guarantor of the Discount Notes. In August 2012, BKW entered into a Supplemental Indenture to guarantee the Issuers’ obligations under the Discount Notes. (See Note 18 to the accompanying unaudited condensed consolidated financial statements.) The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKH.

At any time prior to April 15, 2014, we may redeem up to 35% of the original principal amount of the Discount Notes with the proceeds of certain equity offerings at a redemption price equal to 111.0% of the accreted value of the Discount Notes, plus (without duplication) any accrued and unpaid interest, if any, to the date of redemption. The Discount Notes are redeemable at our option, in whole or in part, at any time on or after April 15, 2015 at 105.5% of the principal amount, at any time on or after April 15, 2016 at 102.75% of the principal amount or at any time on or after April 15, 2017 at 100% of the principal amount.

During the six months ended June 30, 2012, we repurchased Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million. During 2011, we repurchased Discount Notes with a carrying value of $7.9 million for a purchase price of $7.6 million.

The occurrence of a change in control will require us to offer to purchase all or a portion of the Discount Notes at a price equal to 101% of the accreted value, plus (without duplication) accrued and unpaid interest, if any, to the date of purchase. Certain asset dispositions will also require us to use the proceeds from those asset dispositions to make an offer to purchase the Discount Notes at 100% of their accreted value, plus accrued and unpaid interest, if any, if such proceeds are not otherwise used within a specified period to repay indebtedness or to invest in capital assets related to our business or capital stock of a restricted subsidiary.

The Discount Notes were issued pursuant to the Discount Notes Indenture which contains certain covenants that we must meet during the term of the Discount Notes, as well as customary events of default, which are similar to those described above for the Credit Facilities and Senior Notes.

On December 16, 2011, our board of directors paid a dividend to our stockholders, including 3G, in the amount of $393.4 million, representing the net proceeds from the sale of the Discount Notes.

Restrictions and Covenants

The Credit Agreement and Indentures contain certain restrictions and covenants that we must meet during the term of the Credit Agreement, Senior Notes, and Discount Notes, including, but not limited to, limitations on restricted payments (as defined in the Credit Agreement and Indentures), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates and guarantees of indebtedness by subsidiaries.

In particular, the ability of BKC and its subsidiaries to pay dividends or other distributions, or to repurchase, redeem or retire equity is restricted by the Credit Agreement, including the payment of dividends to BKH. This restriction is subject to certain exceptions, which include, but are not limited to: (i) payments up to $5,000,000 during any fiscal year to BKH or any direct or indirect parent of BKH to discharge its general corporate and overhead expenses incurred in the ordinary course, (ii) payments of or on account of management, consulting, investment banking and advisory fees and reimbursement of out-of-pocket costs related thereto, (iii) payments up to amount calculated based in part on the greater of (A) the cumulative amount of Excess Cash Flow (as defined in the Credit Agreement) of BKC and its restricted subsidiaries for all fiscal years completed after October 19, 2010, and (B) the cumulative amount of Consolidated Net Income (as defined in the Credit Agreement) of BKC and its restricted subsidiaries for all fiscal quarters completed after October 19, 2010, and (iv) payments in an amount necessary to enable BKH or any direct or indirect parent of BKH to make required payments in respect of Disqualified Equity Interests or Subordinated Debt issued (each as defined in the Credit Agreement) by BKH or any direct or indirect parent of BKH.

Pursuant to the Senior Notes Indenture, BKC is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since the issue date of the Senior Notes) is less than an amount calculated based in part on the Consolidated Net Income (as defined in the Senior Notes Indenture) of BKC and its restricted subsidiaries since the issue date of the Senior Notes, or (ii) the dividend, payment or distribution fits within one or more exceptions, including if:

•

it is made with funds received from the issuance of equity interests of BKC or its direct or indirect parent companies and is used for the redemption, repurchase or other acquisition of equity interests of BKC or its direct or indirect parent companies;

•

it is less than 6% per annum of the net cash proceeds received by or contributed to BKC from a public offering of BKC’s common stock or the common stock of any of its direct or indirect parent companies;

•	it is used to fund certain operational expenditures of any of BKC’s direct or indirect parent companies; or

•

it, when combined with all other Restricted Payments (as defined in the Senior Notes Indenture) that rely upon this exception, is less than $75 million (the restrictions described in these four bullet points, collectively, the “Distribution Restrictions”).

Finally, pursuant to the Discount Notes Indenture, BKCH is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since October 19, 2010) is less than an amount calculated based in part on the Consolidated Net Income (as defined in the Discount Notes Indenture) of BKCH and its restricted subsidiaries since October 1, 2010, or (ii) the dividend, payment or distribution fits within one or more exceptions, including the Distribution Restrictions.

The restrictions under the Credit Agreement, the Senior Notes Indenture and the Discount Notes Indenture have resulted in the restricted net assets of each of BKC and BKCH exceeding 25% of our consolidated net assets. Our restricted net assets as of June 30, 2012 was $989.3 million.

BKC’s capital expenditures are limited to between $160 million and $220 million, with the annual limitation based on BKH’s Rent-Adjusted Leverage Ratio (as defined in the Credit Agreement and Indentures) of its most recently ended fiscal year. Up to 50% of the unused amount for the prior fiscal year (less the amount carried forward into the prior fiscal year) is allowed to be carried forward into the next fiscal year. Capital expenditures for 2011 totaled $82.1 million, thus $38.9 million was allowed to be carried forward into 2012.

BKC is also required to comply with customary financial ratios, including a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Credit Agreement) and a maximum Total Leverage Ratio (the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Credit Agreement).

As of June 30, 2012, we were in compliance with all financial ratios and other covenants of the Credit Agreement and Indentures, and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

Loss on Early Extinguishment of Debt

We recorded a loss on early extinguishment of debt of $11.2 million for the six months ended June 30, 2012 related to prepayments of our Term Loan and repurchases of our Discount Notes and Senior Notes. In connection with the amendment of our Credit Facility in February 2011, we recorded a $19.6 million loss on early extinguishment of debt. Our loss on early extinguishment of debt consists primarily of write-offs of deferred financing costs and original issue discount. Loss on early extinguishment of debt consists principally of the difference between the purchase and carrying value of the debt and the write-offs of deferred financing costs.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $36.9 million for the six months ended June 30, 2012 compared to $94.9 million for the six months ended June 30, 2011, primarily as a result of changes in working capital driven by the timing of advertising expenditures.

Investing Activities

Cash provided by investing activities was $14.0 million for the six months ended June 30, 2012 compared to $8.9 million used for investing activities for the six months ended June 30, 2011, primarily as a result of an increase in proceeds from refranchisings and a decrease in capital expenditures, net of payments for acquisitions.

Capital expenditures for new restaurants include the costs to build new Company restaurants as well as properties for new restaurants that we lease to franchisees. Capital expenditures for existing restaurants consist of the purchase of real estate related to existing restaurants, maintenance capital required for each Company restaurant to maintain its appearance in accordance with our standards and investments in new equipment and remodeling. Capital expenditures made for existing restaurants also include investments we make in properties we lease or sublease to franchisees, including contributions we make towards leasehold improvements completed by franchisees on properties we own. Other capital expenditures include investments in information technology systems and corporate furniture and fixtures. The following table presents capital expenditures, by type of expenditure:

	Six Months Ended June 30,
	2012	2011
New restaurants	$—	$2.4
Existing restaurants	8.5	20.5
Other, including corporate	5.3	0.6

Total	$13.8	$23.5

Additionally, we acquired $36.1 million of property and equipment under capital lease agreements entered into during the six months ended June 30, 2012.

We expect cash capital expenditures of approximately $75.0 million to $85.0 million in 2012 to fund maintenance capital requirements, operational initiatives in our restaurants and other corporate expenditures. Our actual capital expenditures may be affected by economic and other factors. As we continue to execute our global portfolio realignment strategy, we expect our capital expenditures range for the year to decline. We expect to fund capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility.

Financing Activities

Cash used for financing activities was $124.9 million for the six months ended June 30, 2012, compared to cash provided by financing activities of $378.3 million during the same period in the prior year, primarily as a result of cash used for the repurchase of our Senior Notes and Discount Notes in 2012 compared to the net proceeds from the issuance of our Discount Notes in 2011.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of June 30, 2012, we estimate it will take approximately 14 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in certain countries in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of June 30, 2012, the deferred income associated with this contract totaled $3.2 million.

In the event of early termination of any of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of June 30, 2012, there were $70.6 million of loans outstanding to franchisees that we had guaranteed under two such programs, with additional franchisee borrowing capacity of approximately $199.4 million remaining. Our maximum guarantee liability under these two programs is limited to an aggregate of $24.5 million, assuming full utilization of all borrowing capacity. As of June 30, 2012, the liability we recorded to reflect the fair value of these guarantee obligations was $2.1 million. No events of default have occurred and no payments have been made by us in connection with these guarantees through June 30, 2012.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 filed with the SEC on June 18, 2012.

Long-Lived Asset Impairment and Gains (Losses) on Refranchisings

Long-lived assets that are held and used (including intangible assets subject to amortization) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. Some of the events or changes in circumstances that would trigger and impairment test include, but are not limited to:

•	significant under-performance relative to expected and / or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

•	significant negative industry or economic trends;

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale”

The impairment test for long-lived assets requires us to assess the recoverability of our groups of long-lived assets by comparing their net carrying value to the sum of undiscounted future cash flows associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value. Impairment charges are classified as a component of other income (expense), net in our consolidated statements of operations.

When we commit to a plan to dispose of long-lived assets by refranchising specific restaurants in their current condition at a price that is reasonable, and we believe completing the plan of sale within one year is probable without significant changes, we classify the assets as “held for sale”. Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell. Impairments and gains (losses) associated with the eventual disposition of assets held for sale are classified as a component of other income (expenses), net in our consolidated statements of operations.

If we subsequently decide to retain a restaurant or group of restaurants previously classified as held for sale, the assets would be reclassified from assets held for sale at the lower of (a) their then-current fair value or (b) the carrying value at the date the assets were classified as held for sale, less the depreciation that would have been recorded since that date.

When assessing the recoverability of our long-lived assets, we make significant assumptions regarding estimated future cash flows, including restaurant sales, margins, operating costs and capital requirements, and sales proceeds to be expected from the residual value of asset groups. We also derive fair value estimates for impairment purposes based on Level 3 inputs derived from internal estimates, including our estimates of proceeds from planned refranchising transactions, where applicable. The assumptions used in recoverability tests and to estimate fair values involve a high degree of judgment and also bear a significant impact on accounting conclusions. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends and competitive conditions. In the event our estimates or related assumptions change in the future, we may be required to record an impairment charge.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the six months ended June 30, 2012 to the disclosures made in Part II, Item 7A of our Registration Statement on Form S-1 filed with the SEC on June 18, 2012 for the year ended December 31, 2011, other than the following information related to new cross-currency rate swap derivatives.

During the first quarter of 2012, we entered into cross-currency rate swaps with an aggregate notional value of $230 million to hedge the net investment in a European subsidiary, Burger King Europe GmbH. These swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in US dollars. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the value of the net investment being hedged. At June 30, 2012, the estimated fair value of our cross-currency rate swaps was a receivable of $2.6 million. These instruments mature on an amortization schedule, with a final maturity of October 19, 2016. A hypothetical 10% strengthening of the Euro relative to the U.S. dollar as of June 30, 2012, would result in a translation loss of $22.8 million within accumulated other comprehensive income (loss). A hypothetical 10% weakening of the Euro relative to the U.S. dollar as of June 30, 2012, would result in a translation gain of $22.8 million within accumulated other comprehensive income (loss). Gains (losses) on the net investment hedge recorded in accumulated other comprehensive income (loss) would be offset by a corresponding decrease (increase) in the carrying amount of our net investment in Burger King Europe.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e)) as of June 30, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectation that the mix of Company restaurant and franchise revenue will shift towards franchise revenue as we continue to implement our global portfolio realignment project; our expectations and belief regarding the costs of implementing our global portfolio realignment project; our expectations and belief regarding our ability to accelerate international development, drive sales and traffic in the U.S. and Canada, drive corporate level general and administrative expense efficiencies and aggressively pursue refranchising opportunities; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:

•

Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;

•

Risks related to our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our Credit Facilities, Senior Notes and Discount Notes;

•

Risks related to the financial strength of our franchisees, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions and rents, and an inability to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all;

•	Risks arising from the significant and rapid fluctuations in interest rates and in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Risks related to adverse weather conditions and other uncontrollable events, and the impact of such events on our operating results;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our domestic and international growth strategy and risks related to our international operations;

•	Risk related to the concentration of our restaurants in limited geographic areas;

•

Our ability to manage changing labor conditions and costs in the U.S. and internationally, including future mandated health care costs, if we or our franchisees choose not to pass, or cannot pass, these increased costs on to our guests;

•	Our ability and the ability of our franchisees to manage cost increases;

•	Our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;

•

Risks arising from the interruption or delay in the availability of our food or other supplies, including those that would arise from the loss of any of our major distributors, particularly in those international markets where we have a single distributor;

•

Our ability to successfully execute our portfolio management strategy to increase sales and profitability and to reposition our remodeling program to drive meaningful sales lifts and maximize return on capital;

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our Credit Agreement, Senior Notes Indenture and Discount Notes Indenture;

•	Risks related to the ability of counterparties to our Credit Facilities, interest rate caps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Risks related to the outsourcing of certain aspects of our business to third party vendors;

•

Risks related to changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and continued losses in certain international Company restaurant markets and changes resulting from the 2010 Transactions that could negatively impact our effective tax rate and our ability to utilize foreign tax credits to offset our U.S. income taxes;

•	Risks related to the reasonableness of our tax estimates, including sales, excise, GST, VAT and other taxes;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.

These risks are not exhaustive and may not include factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We do not undertake any responsibility to update any of these forward-looking statements to conform our prior statements to actual results or revised expectations.

Part II – Other Information

Item 1.	Legal Proceedings

On September 10, 2008, a class action lawsuit was filed against us in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by us and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, we agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit styled Vallabhapurapu v. Burger King Corporation, No. C11-00667 (U.S. District Court for the Northern District of California) was filed with respect to the other 86 restaurants. In January 2012, we agreed to settle the lawsuit and entered into a settlement agreement on June 1, 2012 which provides that $19.0 million will be paid for the benefit of the class members, with $5.0 million funded by our franchisees, $3.9 million by BKC, and the balance by BKC’s insurance carrier. The settlement agreement has been submitted to the court for approval.

Item 1A.	Risk Factors

Our Registration Statement on Form S-1 filed with the SEC on June 18, 2012 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

Item 5.	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING WORLDWIDE, INC. (Registrant)

Date: August 6, 2012	By:	/s/ Daniel Schwartz
		Name:	Daniel Schwartz, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document