Form 10-Q
period 2012-09-30
Burger King Worldwide, Inc.
filed 2012-10-29
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one);

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2012, there were 350,113,909 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I — Financial Information

Item1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2012	December 31, 2011
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$482.8	$459.0
Trade and notes receivable, net	156.5	152.8
Prepaids and other current assets, net	107.3	69.2
Deferred income taxes, net	26.5	43.1

Total current assets	773.1	724.1
Property and equipment, net of accumulated depreciation of $190.4 million and $150.1 million, respectively	878.5	1,026.5
Intangible assets, net	2,789.7	2,823.3
Goodwill	640.6	657.7
Net investment in property leased to franchisees	229.1	242.2
Other assets, net	169.2	134.6

Total assets	$5,480.2	$5,608.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$62.0	$98.4
Accrued advertising	87.4	97.4
Other accrued liabilities	212.8	242.7
Current portion of long term debt and capital leases	50.0	33.5

Total current liabilities	412.2	472.0
Term debt, net of current portion	2,910.5	3,010.3
Capital leases, net of current portion	98.0	95.4
Other liabilities, net	372.0	366.2
Deferred income taxes, net	566.6	615.3

Total liabilities	4,359.3	4,559.2

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 350,113,909 shares issued and outstanding at September 30, 2012; 348,245,293 shares issued and outstanding at December 31, 2011 (Note 12)	3.5	3.5
Additional paid-in capital	1,201.3	1,186.6
Retained earnings (accumulated deficit)	41.5	(27.6)
Accumulated other comprehensive loss	(125.4)	(113.3)

Total stockholders’ equity	1,120.9	1,049.2

Total liabilities and stockholders’ equity	$5,480.2	$5,608.4

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$244.6	$422.8	$986.7	$1,234.3
Franchise and property revenues	206.5	184.9	575.1	520.8

Total revenues	451.1	607.7	1,561.8	1,755.1

Company restaurant expenses:
Food, paper and product costs	79.7	134.9	324.7	397.3
Payroll and employee benefits	71.9	122.3	291.6	364.5
Occupancy and other operating costs	64.7	113.0	259.7	334.3

Total Company restaurant expenses	216.3	370.2	876.0	1,096.1
Franchise and property expenses	34.7	25.3	87.0	71.6
Selling, general and administrative expenses	76.0	103.3	266.8	303.0
Other operating (income) expenses, net	30.3	(2.7)	26.2	9.8

Total operating costs and expenses	357.3	496.1	1,256.0	1,480.5

Income from operations	93.8	111.6	305.8	274.6

Interest expense, net	57.3	59.4	173.6	165.7
Loss on early extinguishment of debt	23.0	—	34.2	19.6

Income before income taxes	13.5	52.2	98.0	89.3
Income tax expense	6.9	13.4	28.9	26.2

Net income	$6.6	$38.8	$69.1	$63.1

Earnings per share:
Basic	$0.02	$0.11	$0.20	$0.18
Diluted	$0.02	$0.11	$0.20	$0.18
Weighted average shares outstanding
Basic	350.0	348.3	349.4	348.2
Diluted	355.0	348.3	353.3	348.2

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6.6	$38.8	$69.1	$63.1

Foreign currency translation adjustment	21.6	(93.4)	(5.4)	(7.6)
Net change in fair value of net investment hedges (net of tax of $2.7, 0, 0, and 0)	(0.1)	—	(0.1)	—
Net change in fair value of interest rate caps/swaps (net of tax of $7.3, $14.9, $11.5, and $23.9)	(9.0)	(23.4)	(18.0)	(36.8)
Amounts reclassified to earnings during the period from terminated caps/swaps (net of tax of $3.7, 0, $4.1, and $0.4)	5.5	—	6.4	(0.6)
Pension and post-retirement benefit plans (net of tax of $0.3, 0, $3.9 and 0)	(0.3)	—	6.2	—
Amortization of prior service costs (net of tax of $0.5, 0, $0.7, and 0)	(0.3)	—	(1.2)	—

Other comprehensive income (loss), net of tax	17.4	(116.8)	(12.1)	(45.0)

Total comprehensive income (loss)	$24.0	$(78.0)	$57.0	$18.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Cash flows from operating activities:
Net income	$69.1	$63.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.0	103.1
Loss on early extinguishment of debt	34.2	19.6
Amortization of deferred financing costs and debt issuance discount	43.6	30.7
Loss (gain) on remeasurement of foreign denominated transactions	(5.4)	4.4
Amortization of prior service costs	(1.8)	—
Realized loss on terminated caps/swaps	10.7	0.3
Net loss (gain) on refranchisings and dispositions of assets	10.4	(2.9)
Bad debt expense, net of recoveries	2.9	3.9
Share-based compensation	9.3	0.9
Deferred income taxes	8.0	(16.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(4.1)	8.6
Prepaids and other current assets	(8.9)	91.9
Accounts and drafts payable	(34.7)	(5.0)
Accrued advertising	(31.0)	7.2
Other accrued liabilities	(47.7)	(9.0)
Other long-term assets and liabilities	(6.0)	14.2

Net cash provided by operating activities	144.6	314.7

Cash flows from investing activities:
Payments for property and equipment	(37.7)	(42.0)
Proceeds from refranchisings, disposition of assets and restaurant closures	70.0	23.2
Investment in /advances to unconsolidated affiliates	—	(4.5)
Payments for acquired franchisee operations, net of cash acquired	(15.3)	—
Return of investment on direct financing leases	10.4	7.8
Restricted cash	—	(4.3)
Other investing activities	—	0.5

Net cash provided by (used for) investing activities	27.4	(19.3)

Cash flows from financing activities:
Proceeds from term debt	1,733.5	1,860.0
Proceeds from discount notes	—	401.5
Repayments of term debt and capital leases	(1,754.7)	(1,866.3)
Extinguishment of debt	(112.8)	—
Payment of financing costs	(16.0)	(32.6)
Proceeds from issuance of shares	1.3	1.8

Net cash provided by (used for) financing activities	(148.7)	364.4

Effect of exchange rates on cash and cash equivalents	0.5	(4.2)
Increase in cash and cash equivalents	23.8	655.6
Cash and cash equivalents at beginning of period	459.0	207.0

Cash and cash equivalents at end of period	$482.8	$862.6

Supplemental cash flow disclosures:
Interest paid	$114.3	$119.0
Income taxes paid	$31.8	$21.4
Non-cash investing and financing activities:
Investments in unconsolidated affiliates	$98.6	$—
Acquisition of property with capital lease obligations	$36.1	$—
Net investment in direct financing leases	$0.7	$10.3

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of dollars unless noted otherwise)

Note 1. Organization

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012, and is the indirect parent of Burger King Capital Holdings, LLC (“BKCH”). BKCH is a Delaware limited liability company and the sole equity holder of Burger King Holdings, Inc. (“BKH”) and Burger King Capital Finance, Inc. (“BKCF”). BKH is a Delaware corporation formed on July 23, 2002 and the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand (the “Brand”). BKCH and BKCF have no assets or operations other than BKCH’s ownership of 100% of the capital stock of BKCF and BKH. BKW and its subsidiaries are collectively referred to herein as the “Company” and “we”.

We generate revenues from two sources: (i) retail sales at company-owned restaurants (also referred to as “Company restaurants”) and (ii) franchise and property revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants, initial and renewal franchise fees paid by franchisees and property income from restaurants that we lease or sublease to franchisees. As of September 30, 2012, we operated 595 Burger King restaurants and our franchisees operated 12,072 Burger King restaurants. As of December 31, 2011, we operated 1,295 Burger King restaurants and our franchisees operated 11,217 Burger King restaurants. See Note 14 for a description of our refranchising activity.

Merger with Justice

On April 3, 2012, Burger King Worldwide Holdings, Inc. (“Worldwide”), a Delaware corporation and the indirect parent of BKH, entered into a Business Combination Agreement and Plan of Merger, dated as of April 3, 2012 (the “Business Combination Agreement”), by and among Justice Holdings Limited, a company limited by shares incorporated with limited liability under the laws of the British Virgin Islands (“Justice”), the Company, Justice Holdco LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Merger Sub LLC”) and Worldwide. In accordance with the terms of the Business Combination Agreement, on June 20, 2012 (the “Merger Date”), Worldwide merged with and into Merger Sub LLC, with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the current stockholders of Worldwide, primarily 3G Special Situations Fund II, L.P. (“3G”), an investment fund affiliated with 3G Capital Partners Ltd. (“3G Capital”), received shares of common stock of the Company (the “Common Stock”) and $1,410,000,000 in cash. In addition, (i) Justice contributed substantially all of its assets (including all of its cash and cash equivalents) to the Company in exchange for shares of Common Stock and the assumption by the Company of Justice’s liabilities, (ii) Justice’s founders contributed their interests in Justice (other than Justice ordinary shares) to the Company in exchange for substantially similar interests in the Company (and the Company distributed to Justice for cancellation by Justice such contributed Justice interests), (iii) Justice distributed to holders of its ordinary shares all of the shares of Common Stock it holds on a 1-for-1 ratio, and (iv) following such distribution, the new interests in the Company received by Justice’s founders were exchanged for shares of Common Stock and cancelled by the Company. As a result of these transactions, 3G owns approximately 70% of the Common Stock of the Company and the Justice shareholders, including the founders, own approximately 30% of the Common Stock of the Company. Upon closing of the Merger, the Company changed its name to Burger King Worldwide, Inc. and listed its shares on the New York Stock Exchange under the symbol “BKW”.

The Merger was accounted for as a transaction between shareholders and did not constitute a change in control for purposes of our debt agreements or equity compensation plans. Additionally, because there was no change in control, the Merger did not require the application of the acquisition method of accounting. Shares outstanding in periods prior to the merger were retrospectively adjusted in periods prior to the Merger using an exchange ratio specified in the Business Combination Agreement. See Note 12.

New Accounting Pronouncements

During the nine months ended September 30, 2012, we adopted an accounting standard update that amends accounting guidance to allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, we are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of this accounting standard update did not have an impact on our condensed consolidated financial statements.

During the nine months ended September 30, 2012, we adopted an accounting standard update that amends accounting guidance to achieve common fair value measurement and disclosure requirements under United States generally accepted accounting principles (“U.S. GAAP”) and international financial reporting standards (“IFRS”). The amendments in this accounting standard clarify the intent of the Financial Accounting Standards Board (“FASB”) about the application of existing fair value measurement requirements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for disclosing information about fair value measurements. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements but may result in additional disclosures.

During the nine months ended September 30, 2012, we adopted an accounting standard update that requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The disclosures required by this accounting standard update are included in this Form 10-Q.

In July 2012, the FASB issued an accounting standard update that amends accounting guidance for the testing of indefinite-lived intangible assets for impairment. This amendment states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is “more likely than not” that an indefinite-lived intangible asset, other than goodwill, is impaired. The results of the qualitative assessment will determine whether it is necessary to perform that quantitative impairment test. The amendments in this accounting standards update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Because the measurement of a potential impairment has not changed, the adoption of the amendments in this accounting standard update will not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 2. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in our Registration Statement on Form S-1 filed with the SEC on June 18, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our Financial Statements and Notes to the Financial Statements. Management adjusts such estimates and assumptions when facts and circumstances dictate. Such estimates and assumptions may be affected by volatile credit, equity, foreign currency, energy markets and declines in consumer spending. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Note 3. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	September 30, 2012	December 31, 2011
Prepaid expenses	$48.1	$18.5
Refundable and prepaid income taxes	28.8	21.1
Inventories	7.4	13.7
Deferred financing costs	8.8	12.6
Assets held for sale	8.9	—
Interest rate caps - current portion	5.3	3.3

Total Prepaids and other current assets	$107.3	$69.2

Note 4. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$481.2	$(40.6)	$440.6	$482.3	$(25.8)	$456.5
Favorable leases	174.5	(34.9)	139.6	174.2	(22.0)	152.2

Subtotal	655.7	(75.5)	580.2	656.5	(47.8)	608.7

Indefinite lived intangible assets - Brand	$2,209.5	$—	$2,209.5	$2,214.6	$—	$2,214.6

Intangible assets, net			$2,789.7			$2,823.3

Goodwill	$640.6			$657.7

We recorded amortization expense on intangible assets of $9.5 million for the three months ended September 30, 2012 and $10.0 million for the same period in the prior year. We recorded amortization expense on intangible assets of $28.6 million for the nine months ended September 30, 2012 and $30.3 million for the same period in the prior year. The reduction in goodwill of $17.1 million for the nine months ended September 30, 2012 is due to write-offs of $15.7 million related to refranchisings and foreign currency translation effect of $1.4 million.

Note 5. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities and other liabilities consist of the following:

	As of
	September 30, 2012	December 31, 2011
Current:
Accrued payroll and employee-related costs	$43.4	$63.9
Restructuring and other provisions	17.0	33.4
Withholding taxes	4.4	9.0
Interest payable	36.9	17.1
Casualty insurance	7.4	8.7
Gift card liabilities	7.9	16.1
Income tax payable	0.3	3.1
Deferred income	17.9	11.4
Sales tax payable	27.0	22.0
Lease liability	7.7	—
Other	42.9	58.0

Total current other accrued liabilities	212.8	242.7

Non-current:
Accrued pension	$65.7	$71.3
Unfavorable leases	183.1	204.2
Casualty insurance reserves	19.0	22.2
Retiree health benefits	8.3	18.4
Deferred compensation	9.8	12.8
Income tax payable	25.0	23.4
Forward starting interest rate swap	12.3	—
Lease liability	30.3	—
Other	18.5	13.9

Total non-current other accrued liabilities	372.0	366.2

Total other accrued liabilities and other liabilities	$584.8	$608.9

Note 6. Long-Term Debt

Long-term debt consists of the following:

		As of		Interest rates (a)
				Three Months Ended September 30,		Nine Months Ended September 30,
	Maturity dates	September 30, 2012	December 31, 2011
				2012	2011	2012	2011
Tranche A Term Loans	2017	$1,030.0	$—	—	—	—	—
Tranche B Term Loans (b)	2019	696.6	—	—	—	—	—
Secured Term Loan - USD tranche (c)	—	—	1,519.5	5.4%	5.2%	5.4%	5.5%
Secured Term Loan - Euro tranche (c)	—	—	246.8	5.4%	5.3%	5.6%	5.7%
9 7/8 % Senior Notes	2018	794.5	797.5	10.1%	10.1%	10.1%	10.1%
11.0% Discount Notes (d)	2019	396.3	424.4	11.5%	11.5%	11.5%	11.5%
Deferred Premiums on interest rate caps - USD (See Note 10)	2016	30.7	35.8	2.5%	2.5%	2.5%	2.5%
Deferred Premiums on interest rate caps - EUR (See Note 10)	2016	—	7.3	2.9%	2.9%	2.9%	2.9%
Other	N/A	1.0	3.2

Total debt		2,949.1	3,034.5
Less: current maturities of debt		(38.6)	(24.2)

Total long-term debt		$2,910.5	$3,010.3

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented net of an $8.4 million discount on the Tranche B Term Loans at September 30, 2012.
(c)	Principal face amount herein is presented net of a $12.5 million discount on the USD tranche and revolving credit facility and $1.0 million discount on the Euro tranche at December 31, 2011.
(d)	Principal face amount herein is presented net of a discount of $182.8 million at September 30, 2012 and $247.6 million at December 31, 2011.

2012 Credit Agreement

On September 28, 2012 (the “Closing Date”), BKC and BKH entered into a Credit Agreement (the “2012 Credit Agreement”) to refinance amounts borrowed under the 2011 Amended Credit Agreement (as defined below). The 2012 Credit Agreement provides for (i) tranche A term loans in the aggregate principal amount of $1,030.0 million (the “Tranche A Term Loans”), (ii) tranche B term loans in the aggregate principal amount of $705.0 million (the “Tranche B Term Loans”), in each case under the new senior secured term loan facility (the “2012 Term Loan Facility”), and (iii) a new senior secured revolving credit facility for up to $130.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan Facility, the “2012 Credit Facilities”).

On the Closing Date, the full amount of the Tranche A Term Loans and Tranche B Term Loans was drawn and no revolving loans were drawn. The proceeds of the Tranche A Term Loans and the Tranche B Term Loans were used to repay the term loans outstanding under the 2011 Amended Credit Agreement (as defined below). In addition, approximately $11.5 million of letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the 2011 Amended Credit Agreement.

The Tranche A Term Loans have a five-year maturity, and the Tranche B Term Loans have a seven-year maturity. The 2012 Revolving Credit Facility matures on October 19, 2015, which was the maturity date of the revolving credit facility under the 2011 Amended Credit Agreement. The principal amount of the Tranche A Term Loans amortizes in quarterly installments of (i) $6.4 million from December 31, 2012 through September 30, 2013, (ii) $12.9 million from December 31, 2013 through September 30, 2014, (iii) $19.3 million from December 31, 2014 through September 30, 2015, (iv) $25.8 million from December 31, 2015 through September 30, 2016, and (v) $32.2 million from December 31, 2016 through June 30, 2017, with the balance payable at maturity. The principal amount of the Tranche B Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the Tranche B Term Loans, with the balance payable at maturity.

As of September 30, 2012, we had $11.5 million in irrevocable standby letters of credit outstanding, which were issued under the 2012 Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. These letters of credit are secured by the collateral under the 2012 Credit Facilities. As of September 30, 2012, no amounts had been drawn on any of these irrevocable standby letters of credit and our remaining borrowing capacity under the 2012 Revolving Credit Facility was $118.5 million as of September 30, 2012.

Subject to certain exceptions, the 2012 Credit Facilities are subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by BKH, BKC or any of its restricted subsidiaries (other than indebtedness permitted by the 2012 Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow of BKC and its restricted subsidiaries.

At BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% (“Alternate Base Rate Loans”), plus an applicable margin equal to 1.25% for any Tranche A Term Loan, 1.75% for any Tranche B Term Loan and 2.25% for loans under the 2012 Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements (“Eurocurrency Loans”), plus an applicable margin equal to 2.25% for any Tranche A Term Loan, 2.75% for any Tranche B Term Loan and 3.25% for loans under the 2012 Revolving Credit Facility; provided that the foregoing margins applicable to the Tranche A Term Loans are subject to reduction after financial statements have been delivered for the first full fiscal quarter after the Closing Date based upon achievement of specified leverage ratios. Borrowings of Tranche B Term Loans will be subject to a floor of 1.00% in the case of Eurocurrency Loans and 2.00% in the case of Alternate Base Rate Loans. We have elected our applicable rate per annum as Eurocurrency rate determined by reference to LIBOR. As of September 30, 2012, the interest rate was 2.625% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan.

The 2012 Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its restricted subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets (with exceptions for, among other things, sales of Company restaurants to existing or prospective franchisees and sales of real estate, subject to achievement of specified total leverage ratios in the case of real estate sales); pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into certain speculative hedging arrangements; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business. In addition, under the 2012 Credit Facilities, BKC will be required to maintain a specified minimum interest coverage ratio and may not exceed a specified maximum total leverage ratio.

The 2012 Credit Facilities contain customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of a covenant; cross-default to material indebtedness; bankruptcy events; certain ERISA events; material unsatisfied judgments; actual or asserted invalidity of any guarantee, security document or subordination provisions; non-perfection of security interest; changes in the passive holding company status of BKH; and a change of control. BKC’s ability to borrow under the 2012 Credit Facilities will be dependent on, among other things, its compliance with the above-described covenants and financial ratios. Failure to comply with these covenants, ratios or the other provisions of the 2012 Credit Facilities (subject to certain grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the 2012 Revolving Credit Facility and permit the acceleration of all outstanding borrowings under the 2012 Credit Facility. There are no provisions in the 2012 Credit Agreement that could accelerate payment of debt as a result of a change in credit ratings.

At September 30, 2012, we were in compliance with all covenants of the 2012 Credit Agreement and there were no limitations on our ability to draw on the remaining availability under the 2012 Revolving Credit Facility.

In connection with the 2012 Credit Facilities, BKW entered into a Guarantee Agreement (the “Guarantee Agreement”), dated as of September 28, 2012 in favor of JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which BKW guaranteed amounts borrowed under the 2012 Credit Facilities. BKH, BKC and certain of BKC’s subsidiaries (the “Subsidiary Guarantors”) entered into a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”), dated as of September 28, 2012 in favor of JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the Guarantee and Collateral Agreement, BKH and the Subsidiary Guarantors guaranteed amounts borrowed under the 2012 Credit Facilities. Additionally, amounts borrowed under the 2012 Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the 2012 Credit Facilities or any of its affiliates are secured on a first priority basis by a perfected security interest in substantially all of BKH’s, BKC’s and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property, owned real property over $10 million in value and all of the capital stock of BKC and each of its direct and indirect restricted subsidiaries (limited, in the case of foreign subsidiaries, to 65%, of the capital stock of first tier foreign subsidiaries).

In addition to paying interest on outstanding principal under the 2012 Credit Facilities, we are required to pay certain recurring fees with respect to the 2012 Credit Facilities, including (i) fees on the unused commitments of the lenders under the revolving facility, (ii) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (iii) administration fees. Amounts outstanding under the 2012 Revolving Credit Facility bear interest at a rate equal to 3.25% and 3.50% on the amount drawn under each letter of credit that is issued and outstanding under the 2012 Revolving Credit Facility. The interest rate on the unused portion of the 2012 Revolving Credit Facility ranges from 0.50% to 0.75%, depending on our leverage ratio, and our current rate is 0.50%.

We incurred approximately $16.0 million of financing costs related to the 2012 Credit Agreement, including approximately $10.8 million recorded as deferred financing costs, which are classified as other assets, net on the condensed consolidated balance sheets, and amortized to interest expense using the effective interest method. The remaining fees are included in loss on early extinguishment of debt.

2011 Amended Credit Agreement

In connection with the acquisition of BKH by 3G, BKC and BKH entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “2011 Amended Credit Agreement”). The 2011 Amended Credit Agreement provided for (i) two tranches of term loans in aggregate principal amounts of $1,600.0 million and €200.0 million (the “Term Loans”), each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility was October 19, 2016 and the maturity date for the Revolving Credit Facility was October 19, 2015. As described above, borrowings under the 2011 Amended Credit Agreement were refinanced by the 2012 Credit Agreement.

We were allowed to prepay the Term Loans in whole or in part at any time. During the nine months ended September 30, 2012, we made $37.7 million in voluntary prepayments of our Term Loans.

Under the Credit Facilities, BKC was required to comply with customary financial ratios and the Credit Facilities also contained a number of customary affirmative and negative covenants. The Company was in compliance with all 2011 Amended Credit Agreement financial ratios and covenants at the time of the refinancing in September 2012.

9 7/8% Senior Notes

At September 30, 2012 we had outstanding $794.5 million of senior notes due 2018 that bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year (the “Senior Notes”). The Senior Notes mature on October 15, 2018. During the nine months ended September 30, 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. During 2011, we repurchased and retired Senior Notes with an aggregate face value of $2.5 million for a purchase price of $2.7 million, including accrued interest.

The Senior Notes are general unsecured senior obligations of BKC that rank pari passu in right of payment with all our existing and future senior indebtedness. The Senior Notes are effectively subordinated to all our Secured Indebtedness (including the 2012 Credit Facilities) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of non-guarantor subsidiaries.

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

At September 30, 2012, we were in compliance with all covenants of the Senior Notes Indenture.

11.0% Discount Notes

On April 19, 2011, BKCH, our indirect subsidiary, and BKCF (the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in the aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. In August 2012, BKW entered into a Supplemental Indenture to guarantee the Issuers’ obligations under the Discount Notes. The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKC. During the nine months ended September 30, 2012, we repurchased Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million.

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

At September 30, 2012, we were in compliance with all covenants of the Discount Notes Indenture.

Loss on Early Extinguishment of Debt

We recorded a $23.0 million loss on early extinguishment of debt during the three months ended September 30, 2012 in connection with the refinancing of term loans outstanding under the 2011 Amended Credit Agreement with the 2012 Credit Agreement, as described above. We recorded a $34.2 million loss on early extinguishment of debt during the nine months ended September 30, 2012 in connection with the refinancing, as described above, as well as prepayments of term loans prior to the refinancing and repurchases of our Discount Notes and Senior Notes. We recorded a $19.6 million loss on early extinguishment of debt during the nine months ended September 30, 2011 in connection with the amendment of our 2011 Amended Credit Facility in February 2011.

Other

In connection with entering into the 2012 Credit Agreement as described above, we settled interest rate caps denominated in Euros with a notional amount of €183.8 million, including the payment of $6.4 million in deferred premiums.

We have lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $2.3 million as of September 30, 2012 and $3.2 million as of December 31, 2011. There were $1.7 million of guarantees issued against these lines of credit as of September 30, 2012 and $2.3 million as of December 31, 2011.

Maturities

The aggregate maturities of long-term debt as of September 30, 2012, including the effects of the discount accretion on the 2012 Credit Facilities and Discount Notes, are as follows:

Twelve-months ended September 30,	Principal Amount
2013	$39.9
2014	65.8
2015	91.8
2016 (1)	357.4
2017	781.7
Thereafter	1,803.7

Total	$3,140.3

(1)	Includes $239.7 million of anticipated Discount Notes principal payment.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Secured Term Loan - USD tranche	$16.8	$18.2	$51.2	$57.3
Secured Term Loan - Euro tranche	2.9	3.3	8.8	11.2
Interest Rate Caps - USD and Euro	0.3	0.3	0.8	0.9
9 7/8% Senior Notes	19.6	19.9	59.0	59.0
11.0% Discount Notes	10.4	11.0	33.0	19.7
Amortization of deferred financing costs and debt issuance discount	3.7	3.8	10.6	11.0
Capital lease obligations	1.9	1.9	6.2	5.7
Other	1.9	0.9	4.7	2.2
Interest income	(0.2)	0.1	(0.7)	(1.3)

Interest expense, net	$57.3	$59.4	$173.6	$165.7

Note 7. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.9	1.7	1.1
Costs and taxes related to foreign operations	35.0	12.6	6.9	16.1
Foreign tax rate differential	(10.0)	(18.5)	(14.6)	(15.7)
Foreign exchange differential on tax benefits	(1.0)	0.3	(0.1)	(0.2)
Change in valuation allowance	—	(1.1)	—	(3.0)
Change in accrual for tax uncertainties	(2.0)	1.4	0.5	(0.3)
Foreign tax deductions	(2.4)	(2.4)	(2.3)	(2.4)
Other	(5.0)	(3.5)	2.4	(1.3)

Effective income tax rate	51.1%	25.7%	29.5%	29.3%

Income tax expense was $6.9 million for the three months ended September 30, 2012, resulting in an effective tax rate of 51.1%, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of non-deductible losses and costs on refranchisings primarily in foreign jurisdictions. We had income tax expense of $13.4 million for the three months ended

September 30, 2011, resulting in an effective tax rate of 25.7%, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits. Income tax expense was $28.9 million for the nine months ended September 30, 2012, resulting in an effective tax rate of 29.5%, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of non-deductible losses and costs on refranchisings primarily in foreign jurisdictions. We had income tax expense of $26.2 million for the nine months ended September 30, 2011, resulting in an effective tax rate of 29.3%, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

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

During the nine months ended September, 2012, we eliminated the option to delay enrollment for the U.S. Retiree Medical Plan. U.S. Retiree Medical Plan participants were required to make a one-time election to participate in the Plan by February 29, 2012. This change was accounted for as a negative plan amendment and resulted in reduction to the Retiree Medical Plan liability of $11.1 million. This reduction is being amortized as a reduction to net periodic benefit costs over 6 years, the average remaining years until expected retirement. This negative plan amendment will result in net periodic benefit cost reductions of approximately $1.5 million in 2012 and $1.8 million every year thereafter during the amortization period. The plan was re-measured using a discount rate of 4.4% at the time of the negative plan amendment.

Net periodic benefit cost for our defined benefit pension plans and other post-retirement benefits consists of the following:

	Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost-benefits earned during the period	$0.3	$0.6	$0.8	$1.7
Interest costs on projected benefit obligations	2.6	3.0	7.9	9.1
Expected return on plan assets	(2.4)	(2.6)	(7.2)	(7.9)
Amortization of prior service costs / (credit)	(0.8)	—	(1.9)	—
Recognized net actuarial loss	—	—	—	(0.1)
Settlement expense	—	—	0.1	—

Net periodic benefit cost (income)	$(0.3)	$1.0	$(0.3)	$2.8

Executive Retirement Plan

Our liability under the Executive Retirement Plan (“ERP”) was $11.9 million at September 30, 2012 and $16.2 million at December 31, 2011.

Note 9. Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, investments held in a rabbi trust which consist of money market accounts and mutual funds held in a rabbi trust established to fund a portion of our current and future obligations under our ERP, and ERP liabilities as well as their location on our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012				Fair Value Measurements at September 30, 2012

	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$5.3	$—	$—	$1.2	$—	$6.5	$—
Forward-starting interest rate swaps	—	—	—	12.3	—	12.3	—

Total	$5.3	$—	$—	$13.5	$—	$18.8	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps (notional amount at September 30, 2012: $230 million)	$—	$—	$—	$0.4	$—	$0.4	$—

Other:
Investments held in a rabbi trust	$—	$6.3	$—	$—	$6.3	$—	$—

ERP liabilities	$—	$—	$2.1	$9.8	$—	$11.9	$—

	As of December 31, 2011				Fair Value Measurements at December 31, 2011

	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$3.3	$18.6	$—	$—	$—	$21.9	$—

Other:
Investments held in a rabbi trust	$—	$10.8	$—	$—	$10.8	$—	$—

ERP liabilities	$—	$—	$3.4	$12.8	$—	$16.2	$—

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

The fair value measurements of the ERP liabilities, which are based on Level 2 inputs of the fair value hierarchy, and changes in fair value measurements, are derived principally from observable market data.

At September 30, 2012, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2011, the fair value of our variable rate term debt and bonds were estimated at $2.9 billion, compared to a carrying amount of $3.0 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

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

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. During the three months ended September 30, 2012, we did not record any impairment charges associated with assets held for sale. During the nine months ended September 30, 2012, we recorded impairment losses of $13.2 million associated with long-lived assets for Company restaurants we classified as held for sale in the U.S. We did not record any impairment charges associated with assets held for sale during the three and nine months ended September 30, 2011.

Note 10. Derivative Instruments

We enter into derivative instruments for risk management purposes, including derivatives designated as hedging instruments, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 9 for fair value measurements of our derivative instruments.

Interest Rate Caps

At September 30, 2012 and December 31, 2011, we had U.S. Dollar denominated interest rate cap agreements (notional amount of $1.4 billion at September 30, 2012 and $1.5 billion at December 31, 2011), (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.74% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt. During the three months ended September 30, 2012, we terminated our Euro denominated interest rate cap agreements (notional amount of €193.6 million at December 31, 2011) which effectively capped the annual interest expense applicable to our borrowings under the 2011 Amended Credit Agreement for Euro denominated borrowings. In connection with the termination of the Euro denominated interest rate cap agreements, we recorded a charge of $8.4 million within other operating (income) expense, net related to realized losses reclassified from accumulated other comprehensive income (“AOCI”).

Under the terms of the Cap Agreements, if LIBOR resets above a strike price, we will receive the net difference between the rate and the strike price. As disclosed in Note 6, we have elected our applicable rate per annum as Eurocurrency. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR resets above or below the strike price.

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

From time to time as we prepay portions of the 2012 Term Loan Facility, we may modify our interest rate cap to reduce the notional amount. The terms of the caps will not otherwise be revised by these modifications. On the modification date, the portion of the fair value attributable to the modified cap will be reclassified from AOCI into earnings as a component of interest expense.

Cross-currency Rate Swaps

During the nine months ended September 30, 2012, we entered into cross-currency rate swaps with an aggregate notional value of $230.0 million to hedge a portion of the net investment in a Swiss subsidiary, Burger King Europe GmbH. These swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in U.S. Dollars. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. These instruments mature on October 19, 2016. In October 2012, we entered into additional cross-currency rate swaps with an aggregate notional value of $200.0 million to increase the hedge of our net investment in Burger King Europe GmbH. These instruments mature on September 28, 2017.

Changes in marked-to-market values of these hedges reflected in AOCI were an after-tax loss of $0.1 million at September 30, 2012.

Forward-Starting Interest Rate Swaps

In August 2012, we entered into three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gain and losses from hedge ineffectiveness are recognized in current earnings.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following table presents the required quantitative disclosures for our derivative instruments:

	Three Months Ended September 30,
	2012				2011
	Interest Rate Caps	Forward- starting interest rate swap	Cross Currency Rate Swaps	Total	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$(4.0)	$(12.3)	$—	$(16.3)	$(38.5)	$—	$0.1	$(38.4)
Gain (loss) reclassified from AOCI into interest expense, net	$(0.8)	$—	$—	$(0.8)	$(0.2)	$—	$—	$(0.2)
Gain (loss) reclassified from AOCI into other operating (income) expense, net	$(8.4)	$—	$—	$(8.4)	$—	$—	$—	$—
Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$—	$(2.8)	$(2.8)	$—	$—	$—	$—

	Nine Months Ended September 30,
	2012				2011
	Interest Rate Caps	Forward- starting interest rate swap	Cross Currency Rate Swaps	Total	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$(17.2)	$(12.3)	$—	$(29.5)	$(60.7)	$—	$—	$(60.7)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(2.1)	$—	$—	$(2.1)	$0.8	$—	$—	$0.8
Gain (loss) reclassified from AOCI into other operating (income) expense, net	$(8.4)	$—	$—	$(8.4)	$—	$—	$—	$—
Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$—	$(0.1)	$(0.1)	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$—	$—	$—	$—	$(0.3)	$(0.3)
Gain (loss) recognized in interest expense, net	$—	$—	$—	$—	$—	$(0.1)	$—	$(0.1)

(1)	Includes $1.1 million in gains for the nine months ended September 30, 2011, related to the interest rate caps modified in connection with the 2011 Amended Credit Agreement.

The net amount of pre-tax gains and losses included in AOCI as of September 30, 2012 that we expect to be reclassified into earnings within the next 12 months is $5.4 million of losses.

Note 11. Share-based Compensation

All stock options and restricted stock units (RSUs) under the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”) outstanding on the Merger Date were assumed by the Company and converted into stock options to acquire common stock of the Company (the “Common Stock”) and RSUs of the Company, and the Company assumed all of the obligations of Worldwide under the 2011 Omnibus Plan. The conversion rate for the stock options was 3.355508 (i.e. a stock option to acquire a millishare (1/1000 of a full share) of Worldwide at an exercise price of $11.89 per millishare or $13.34 per millishare of Worldwide common stock was converted to a stock option to acquire 3.355508 shares of Common Stock at an exercise price of $3.54 or $3.97 per share of Common Stock, respectively). The conversion ratio for the RSUs was 3.479129 (an RSU to receive one millishare of Worldwide common stock was converted to an RSU to receive 3.479129 shares of Common Stock).

There were no stock option or RSU grants during the three months ended September 30, 2012 under the 2011 Omnibus Plan. During the nine months ended September 30, 2012, options to purchase up to 7,704,693 shares of Common Stock were granted to key employees and one non-employee. With respect to 3,604,731 shares underlying such options granted under the 2011 Omnibus Plan, the as-converted exercise price per share is $3.54, and with respect to 4,099,962 shares underlying such options, the as-converted exercise price per share is $3.97 per share. The options generally cliff vest five years from the original grant date, provided the employee is continuously employed by BKC or one of its subsidiaries. The as-converted weighted-average grant date fair value of the options granted was $3.58 per share during the nine months ended September 30, 2012 and was based on the following weighted-average input assumptions: as converted exercise price of $3.54 to $3.97 per share; risk-free interest rate of 0.87%; expected term of 5.5 years; expected volatility of 35.0% and expected dividend yield of zero.

During the nine months ended September 30, 2012, a total of 158,340 RSUs were granted to non-employee members of our Board of Directors in lieu of a cash retainer under the 2011 Omnibus Plan. The RSU grants were fully vested on the grant date. All RSUs will settle and shares of Common Stock will be issued upon termination of service by the board member.

We recorded $1.7 million of share-based compensation expense in selling, general and administrative expenses for the three months ended September 30, 2012 compared to $0.3 million for the three months ended September 30, 2011. We recorded $9.3 million of share-based compensation expense in selling, general and administrative expenses for the nine months ended September 30, 2012 compared to $0.9 million for the nine months ended September 30, 2011. The increases in share-based compensation and grant-date fair value of options granted during the nine months ended September 30, 2012 were due to the increase in fair value of Worldwide equity implied by the Business Combination Agreement. Share-based compensation expense for the nine months ended September 30, 2012 also reflects a $0.6 million benefit resulting from a revision to increase our estimated forfeiture rate of share-based compensation awards.

Stock option exercises during the three and nine months ended September 30, 2012 were not significant. No stock options were exercised during the three and nine months ended September 30, 2011.

On June 20, 2012, our Board of Directors adopted the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”). During the nine months ended September 30, 2012, there were two stock option grants, issued at fair value, under the 2012 Omnibus Plan to non-employee members of our Board of Directors.

Note 12. Earnings Per Share

Basic earnings per share is based on net income and weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by retrospectively adjusting all Worldwide shares by the exchange ratio of 3.479129. Diluted earnings per share reflects the potential dilution of common shares, relating to outstanding stock options and RSUs calculated using the treasury stock method. For periods prior to the Merger, outstanding stock options and RSUs were determined by converting all Worldwide stock options to Company stock options using the exchange ratio of 3.355508 and all Worldwide RSUs to Company RSUs using the exchange ratio of 3.479129.

Basic and diluted earnings per share are as follows (in millions except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$6.6	$38.8	$69.1	$63.1
Denominator:
Weighted average shares - basic	350.0	348.3	349.4	348.2
Effect of dilutive securities	5.0	—	3.9	—

Weighted average shares - diluted	355.0	348.3	353.3	348.2

Basic earnings per share	$0.02	$0.11	$0.20	$0.18
Diluted earnings per share	$0.02	$0.11	$0.20	$0.18
Antidilutive stock options outstanding	0.3	12.5	3.6	12.1

Note 13. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Franchise royalties	$158.6	$150.5	$448.1	$423.6
Property revenues	42.9	28.5	106.9	83.4
Initial franchise fees	3.5	4.0	10.0	8.6
Renewal and other related franchise fees	1.5	1.9	10.1	5.2

Total	$206.5	$184.9	$575.1	$520.8

Note 14. Other Operating (Income) Expense, Net

Other operating (income) expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (gain) losses on disposal of assets, restaurant closures and refranchisings	$14.1	$(2.7)	$15.2	$—
Litigation settlements and reserves, net	0.8	0.1	1.3	0.7
Foreign exchange net (gains) losses	1.5	(0.1)	(5.3)	6.7
Loss on termination of interest rate cap	8.7	—	8.7	—
Equity in net (income) loss from unconsolidated affiliates	(0.4)	0.2	1.4	0.9
Other, net	5.6	(0.2)	4.9	1.5

Other operating (income) expenses, net	$30.3	$(2.7)	$26.2	$9.8

During the three months ended September 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $12.4 million in net losses associated with refranchisings and $1.7 million of net losses associated with asset disposals and restaurant closures.

During the nine months ended September 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $4.8 million in net gains associated with refranchisings, $13.2 million in impairment losses associated with long-lived assets for Company restaurants and $6.8 million of net losses associated with asset disposals and restaurant closures.

During the nine months ended September 30, 2012, non-cash investing activities included $98.6 million in equity method investments associated with refranchisings, as further discussed below. Equity method investments are classified as other assets, net in our condensed consolidated balance sheets. Our interest in the income (loss) from our equity method investments was not significant to our condensed consolidated statements of operations for the three or nine months ended September 30, 2012 or 2011.

Closures and Dispositions

Closures and dispositions are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of restaurant closures	2	3	12	15
Number of refranchisings	221	35	714	46
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$14.1	$(2.7)	$15.2	$—

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

Summary of Refranchising Activity

On May 30, 2012, we completed the refranchising of 278 Company restaurants to Carrols Restaurant Group, Inc. (“Carrols”), including the assignment to Carrols of our right of first refusal on franchise sales of Burger King® restaurants in 20 states. Total consideration included a 28.9% equity interest in Carrols and total cash payments of approximately $16.2 million, of which approximately $4.0 million, associated with the right of first refusal, is payable over five years. The gain on this refranchising, including initial franchise fees, was $18.7 million during the nine months ended September 30, 2012 and is included in net (gains) losses on disposal of assets, restaurant closures and refranchisings. In addition, we realized impairment during the nine months ended September 30, 2012 on certain assets leased to Carrols of $23.1 million, which is included in net (gains) losses on disposal of assets, restaurant closures and refranchisings.

In May 2012, we completed the acquisition of the equity interests we did not previously hold in two former equity method investments in China for total consideration of $17.3 million. In June 2012, we contributed the equity interests in our 44 Company restaurants in China, including the 22 restaurants we acquired in May 2012, to an entity established to develop the China market (the “China Venture”). Total consideration received by the Company in exchange for these contributions included a significant minority equity interest in the China Venture and a cash payment of approximately $2.2 million. The aggregate gain related to the acquisition of the majority interest in the former equity method investments in China and the contribution of the 44 restaurants to the China Venture was $26.4 million during the nine months ended September 30, 2012 and is included in net (gains) losses on disposal of assets, restaurant closures and refranchisings.

During the nine months ended September 30, 2012, we also completed the refranchising of 392 additional Company restaurants to franchisees in the United States and Canada, EMEA and APAC segments, including 221 Company restaurants refranchised during the three months ended September 30, 2012.

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

At September 30, 2012, assets held for sale totaled $8.9 million and consisted primarily of machinery and equipment to be sold in connection with refranchisings. We did not have assets classified as held for sale at December 31, 2011. Assets held for sale are included with Prepaids and Other Current Assets, net in our condensed consolidated balance sheets.

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

Litigation

On September 10, 2008, a class action lawsuit was filed against us in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by us and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, we agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit was filed with respect to the other 86 restaurants. In January 2012, we agreed to settle the lawsuit and entered into a settlement agreement on June 1, 2012 which provides that $19.0 million will be paid for the benefit of the class members, with $5.0 million funded by our franchisees, $3.9 million by BKC, and the balance by BKC’s insurance carrier. At a hearing held on October 25, 2012, the court indicated it would give final approval to the settlement agreement.

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

Revenues by geographic segment consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
U.S. and Canada	$283.4	$406.0	$1,027.7	$1,186.0
EMEA	111.7	138.8	354.2	390.9
LAC	33.5	33.9	96.3	95.2
APAC	22.5	29.0	83.6	83.0

Total revenues	$451.1	$607.7	$1,561.8	$1,755.1

Other than the U.S. and Germany, no other individual country represented 10% or more of our total revenues during the three and nine months ended September 30, 2012 and only the U.S. during the three and nine months ended September 30, 2011. Revenues in the U.S. totaled $246.0 million for the three months ended September 30, 2012, compared to $364.0 million during the three months ended September 30, 2011. Revenues in the U.S. totaled $916.6 million for the nine months ended September 30, 2012, compared to $1,063.9 million during the nine months ended September 30, 2011. Revenues in Germany totaled $53.7 million for the three months ended September 30, 2012 and $161.2 million for the nine months ended September 30, 2012.

The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

A reconciliation of segment income to net income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Income:
U.S. and Canada	$113.5	$121.4	$354.9	$346.2
EMEA	42.8	43.7	118.4	105.7
LAC	17.2	15.9	50.2	45.6
APAC	9.9	7.9	28.7	20.9
Unallocated Management G&A	(21.4)	(27.9)	(75.0)	(87.5)

Adjusted EBITDA	162.0	161.0	477.2	430.9
Share-based compensation	1.7	0.3	3.4	0.9
2010 Transaction costs	—	1.0	—	2.1
Global restructuring and related professional fees	—	10.5	—	32.7
Field optimization project costs	—	5.5	—	7.2
Global portfolio realignment project	7.0	0.5	20.1	0.5
Business combination agreement expenses	0.6	—	25.7	—
Other operating (income) expenses, net	30.3	(2.7)	26.2	9.8

EBITDA	122.4	145.9	401.8	377.7
Depreciation and amortization	28.6	34.3	96.0	103.1

Income from operations	93.8	111.6	305.8	274.6
Interest expense, net	57.3	59.4	173.6	165.7
Loss on early extinguishment of debt	23.0	—	34.2	19.6
Income tax expense	6.9	13.4	28.9	26.2

Net income	$6.6	$38.8	$69.1	$63.1

Note 17. Supplemental Financial Information

On October 19, 2010, BKC issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by BKH and the U.S. subsidiaries of BKC (the “Guarantors”). On April 19, 2011, the Issuers issued the Discount Notes. In August 2012, BKW entered into a Supplemental Indenture with respect to the Senior Notes and a Supplemental Indenture with respect to the Discount Notes (the “Supplemental Indentures”) to guarantee BKC’s obligations under the Senior Notes and the Issuers’ obligations under the Discount Notes. The Supplemental Indentures allow the financial reporting obligation under the Indentures to be satisfied through the reporting of BKW’s consolidated financial information. The 2012 Credit Agreement allows the financial reporting obligation of BKC to be satisfied through the reporting of BKW’s consolidated financial information, provided that the financial information of BKC and its subsidiaries is provided on a standalone basis. The non-U.S. subsidiaries are identified below as Non-Guarantors.

The following represents the condensed consolidating financial information for BKC (Issuer), the Guarantors and the non-U.S. subsidiaries of BKC (the “Non-Guarantors”), together with eliminations, as of and for the periods indicated. The condensed consolidating financial information of BKW is combined with the financial information of BKCF and presented in a single column under the heading “BKW.” Selling, general and administrative expenses in the condensed consolidating statements of operations only pertain to professional fees and other transaction costs incurred by BKW associated with the Business Combination Agreement. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had BKC, Guarantors and Non-Guarantors operated as independent entities.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of September 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.6	$—	$227.5	$—	$254.7	$—	$482.8
Trade and notes receivable, net	—	—	107.9	—	48.6	—	156.5
Prepaids and other current assets, net	—	0.6	91.4	—	15.3	—	107.3
Deferred income taxes, net	—	—	25.3	—	1.2	—	26.5

Total current assets	0.6	0.6	452.1	—	319.8	—	773.1

Property and equipment, net	—	—	743.4	—	135.1	—	878.5
Intangible assets, net	—	—	1,554.5	—	1,235.2	—	2,789.7
Goodwill	—	—	381.6	—	259.0	—	640.6
Net investment in property leased to franchisees	—	—	209.7	—	19.4	—	229.1
Intercompany receivable	—	—	343.1	—	—	(343.1)	—
Investment in subsidiaries	1,117.5	1,483.6	1,448.6	1,518.6	—	(5,568.3)	—
Other assets, net	—	6.6	100.1	—	62.5	—	169.2

Total assets	$1,118.1	$1,490.8	$5,233.1	$1,518.6	$2,031.0	$(5,911.4)	$5,480.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$43.0	$—	$19.0	$—	$62.0
Accrued advertising	—	—	50.8	—	36.6	—	87.4
Other accrued liabilities	(0.3)	(11.8)	169.9	—	55.0	—	212.8
Current portion of long term debt and capital leases	—	—	46.9	—	3.1	—	50.0

Total current liabilities	(0.3)	(11.8)	310.6	—	113.7	—	412.2

Term debt, net of current portion	—	396.3	2,514.2	—	—	—	2,910.5
Capital leases, net of current portion	—	—	74.6	—	23.4	—	98.0
Other liabilities, net	—	—	313.4	—	58.6	—	372.0
Payables to affiliates	2.1	0.5	—	35.0	305.5	(343.1)	—
Deferred income taxes, net	(4.6)	(11.7)	501.7	—	81.2	—	566.6

Total liabilities	(2.8)	373.3	3,714.5	35.0	582.4	(343.1)	4,359.3

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,201.3	1,174.8	1,524.0	1,490.0	1,380.5	(5,569.3)	1,201.3
Retained earnings	41.5	68.1	120.0	119.0	164.8	(471.9)	41.5
Accumulated other comprehensive income (loss)	(125.4)	(125.4)	(125.4)	(125.4)	(96.7)	472.9	(125.4)

Total stockholders’ equity	1,120.9	1,117.5	1,518.6	1,483.6	1,448.6	(5,568.3)	1,120.9

Total liabilities and stockholders’ equity	$1,118.1	$1,490.8	$5,233.1	$1,518.6	$2,031.0	$(5,911.4)	$5,480.2

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2011

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$—	$287.1	$—	$171.7	$—	$459.0
Trade and notes receivable, net	—	—	101.1	—	51.7	—	152.8
Prepaids and other current assets, net	—	1.2	54.6	—	13.4	—	69.2
Deferred income taxes, net	—	—	42.0	—	1.1	—	43.1

Total current assets	0.2	1.2	484.8	—	237.9	—	724.1

Property and equipment, net	—	—	846.4	—	180.1	—	1,026.5
Intangible assets, net	—	—	1,572.4	—	1,250.9	—	2,823.3
Goodwill	—	—	657.7	—	—	—	657.7
Net investment in property leased to franchisees	—	—	222.9	—	19.3	—	242.2
Intercompany receivable	—	—	287.0	—	—	(287.0)	—
Investment in subsidiaries	1,044.4	1,449.2	1,110.5	1,449.2	—	(5,053.3)	—
Other assets, net	4.6	18.9	83.3	—	27.8	—	134.6

Total assets	$1,049.2	$1,469.3	$5,265.0	$1,449.2	$1,716.0	$(5,340.3)	$5,608.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$61.6	$—	$36.8	$—	$98.4
Accrued advertising	—	—	71.2	—	26.2	—	97.4
Other accrued liabilities	—	0.5	162.6	—	79.6	—	242.7
Current portion of long term debt and capital leases	—	—	30.8	—	2.7	—	33.5

Total current liabilities	—	0.5	326.2	—	145.3	—	472.0

Term debt, net of current portion	—	424.4	2,585.9	—	—	—	3,010.3
Capital leases, net of current portion	—	—	70.6	—	24.8	—	95.4
Other liabilities, net	—	—	299.3	—	66.9	—	366.2
Payables to affiliates	—	—	—	—	287.0	(287.0)	—
Deferred income taxes, net	—	—	533.8	—	81.5	—	615.3

Total liabilities	—	424.9	3,815.8	—	605.5	(287.0)	4,559.2

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,186.6	1,172.3	1,556.1	1,557.1	1,138.4	(5,423.9)	1,186.6
Retained earnings (accumulated deficit)	(27.6)	(14.6)	6.4	5.4	63.4	(60.6)	(27.6)
Accumulated other comprehensive loss	(113.3)	(113.3)	(113.3)	(113.3)	(91.3)	431.2	(113.3)

Total stockholders’ equity	1,049.2	1,044.4	1,449.2	1,449.2	1,110.5	(5,053.3)	1,049.2

Total liabilities and stockholders’ equity	$1,049.2	$1,469.3	$5,265.0	$1,449.2	$1,716.0	$(5,340.3)	$5,608.4

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$126.8	$—	$117.8	$—	$244.6
Franchise and property revenues	—	—	137.3	—	69.2	—	206.5
Intercompany revenues	—	—	1.7	—	(5.0)	3.3	—

Total revenues	—	—	265.8	—	182.0	3.3	451.1
Company restaurant expenses:
Food, paper and product costs	—	—	41.6	—	38.1	—	79.7
Payroll and employee benefits	—	—	37.4	—	34.5	—	71.9
Occupancy and other operating costs	—	—	32.6	—	32.1	—	64.7

Total Company restaurant expenses	—	—	111.6	—	104.7	—	216.3
Franchise and property expenses	—	—	24.7	—	10.0	—	34.7
Selling, general and administrative expenses	(1.7)	—	50.5	—	27.2	—	76.0
Intercompany expenses	—	—	(1.3)	—	(2.0)	3.3	—
Other operating expenses, net	—	—	12.7	—	17.6	—	30.3

Total operating costs and expenses	(1.7)	—	198.2	—	157.5	3.3	357.3

Income (loss) from operations	1.7	—	67.6	—	24.5	—	93.8
Interest expense, net	—	10.7	44.1	—	2.5	—	57.3
Loss on early extinguishment of debt	—	—	23.0	—	—	—	23.0

Income (loss) before income taxes	1.7	(10.7)	0.5	—	22.0	—	13.5
Income tax expense	—	—	5.1	—	1.8	—	6.9

Income (loss) from continuing operations	1.7	(10.7)	(4.6)	—	20.2	—	6.6
Equity in earnings of subsidiaries	4.9	15.6	20.2	15.6	—	(56.3)	—

Net income (loss)	$6.6	$4.9	$15.6	$15.6	$20.2	$(56.3)	$6.6

Total comprehensive income (loss)	$(5.5)	$(7.2)	$33.0	$3.5	$14.8	$(14.6)	$24.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$590.9	$—	$395.8	$—	$986.7
Franchise and property revenues	—	—	377.0	—	198.1	—	575.1
Intercompany revenues	—	—	5.0	—	(5.0)	—	—

Total revenues	—	—	972.9	—	588.9	—	1,561.8
Company restaurant expenses:
Food, paper and product costs	—	—	196.0	—	128.7	—	324.7
Payroll and employee benefits	—	—	177.5	—	114.1	—	291.6
Occupancy and other operating costs	—	—	145.2	—	114.5	—	259.7

Total Company restaurant expenses	—	—	518.7	—	357.3	—	876.0
Franchise and property expenses	—	—	59.7	—	27.3	—	87.0
Selling, general and administrative expenses	14.0	—	166.5	—	86.3	—	266.8
Intercompany expenses	—	—	(1.3)	—	1.3	—	—
Other operating expenses, net	—	—	35.1	—	(8.9)	—	26.2

Total operating costs and expenses	14.0	—	778.7	—	463.3	—	1,256.0

Income (loss) from operations	(14.0)	—	194.2	—	125.6	—	305.8
Interest expense, net	—	33.1	133.3	—	7.2	—	173.6
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2

Income (loss) before income taxes	(14.0)	(42.8)	36.4	—	118.4	—	98.0
Income tax expense	(0.4)	(11.9)	24.2	—	17.0	—	28.9

Income (loss) from continuing operations	(13.6)	(30.9)	12.2	—	101.4	—	69.1
Equity in earnings of subsidiaries	82.7	113.6	101.4	113.6	—	(411.3)	—

Net income (loss)	$69.1	$82.7	$113.6	$113.6	$101.4	$(411.3)	$69.1

Total comprehensive income (loss)	$57.0	$70.6	$101.5	$101.5	$96.0	$(369.6)	$57.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended Sptember 30, 2011

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$264.8	$—	$158.0	$—	$422.8
Franchise and property revenues	—	—	115.7	—	69.2	—	184.9
Intercompany revenues	—	—	1.9	—	(1.9)	—	—

Total revenues	—	—	382.4	—	225.3	—	607.7
Company restaurant expenses:
Food, paper and product costs	—	—	85.3	—	49.6	—	134.9
Payroll and employee benefits	—	—	78.7	—	43.6	—	122.3
Occupancy and other operating costs	—	—	67.9	—	45.1	—	113.0

Total Company restaurant expenses	—	—	231.9	—	138.3	—	370.2
Franchise and property expenses	—	—	16.7	—	8.6	—	25.3
Selling, general and administrative expenses	—	—	71.1	—	32.2	—	103.3
Intercompany expenses	—	—	(1.7)	—	1.7	—	—
Other operating expenses, net	—	—	(1.3)	(0.2)	(1.2)	—	(2.7)

Total operating costs and expenses	—	—	316.7	(0.2)	179.6	—	496.1

Income (loss) from operations	—	—	65.7	0.2	45.7	—	111.6
Interest expense, net	—	11.2	44.8	—	3.4	—	59.4
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	—	(11.2)	20.9	0.2	42.3	—	52.2
Income tax expense (benefit)	(1.0)	(2.5)	13.7	—	3.2	—	13.4

Income (loss) from continuing operations	1.0	(8.7)	7.2	0.2	39.1	—	38.8
Equity in earnings of subsidiaries	37.8	46.5	39.1	46.3	—	(169.7)	—

Net income (loss)	$38.8	$37.8	$46.3	$46.5	$39.1	$(169.7)	$38.8

Total comprehensive income (loss)	$38.8	$37.8	$(70.5)	$46.5	$39.1	$(169.7)	$(78.0)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2011

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$777.5	$—	$456.8	$—	$1,234.3
Franchise and property revenues	—	—	332.5	—	188.3	—	520.8
Intercompany revenues	—	—	5.3	—	(5.3)	—	—

Total revenues	—	—	1,115.3	—	639.8	—	1,755.1
Company restaurant expenses:
Food, paper and product costs	—	—	253.3	—	144.0	—	397.3
Payroll and employee benefits	—	—	234.8	—	129.7	—	364.5
Occupancy and other operating costs	—	—	197.8	—	136.5	—	334.3

Total Company restaurant expenses	—	—	685.9	—	410.2	—	1,096.1
Franchise and property expenses	—	—	45.8	—	25.8	—	71.6
Selling, general and administrative expenses	—	—	202.4	—	100.6	—	303.0
Intercompany expenses	—	—	(2.5)	—	2.5	—	—
Other operating expenses, net	—	—	—	—	9.8	—	9.8

Total operating costs and expenses	—	—	931.6	—	548.9	—	1,480.5

Income (loss) from operations	—	—	183.7	—	90.9	—	274.6
Interest expense, net	—	20.2	136.8	—	8.7	—	165.7
Loss on early extinguishment of debt	—	—	19.6	—	—	—	19.6

Income (loss) before income taxes	—	(20.2)	27.3	—	82.2	—	89.3
Income tax expense (benefit)	(0.7)	(5.1)	22.7	—	9.3	—	26.2

Income (loss) from continuing operations	0.7	(15.1)	4.6	—	72.9	—	63.1
Equity in earnings of subsidiaries	62.4	77.5	72.9	77.5	—	(290.3)	—

Net income (loss)	$63.1	$62.4	$77.5	$77.5	$72.9	$(290.3)	$63.1

Total comprehensive income (loss)	$63.1	$62.4	$32.5	$77.5	$72.9	$(290.3)	$18.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$69.1	$82.7	$113.6	$113.6	$101.4	$(411.3)	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(82.7)	(113.6)	(101.4)	(113.6)	—	411.3	—
Depreciation and amortization	—	—	65.6	—	30.4	—	96.0
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2
Amortization of deferred financing cost and debt issuance discount	—	33.2	10.4	—	—	—	43.6
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(3.7)	—	(1.7)	—	(5.4)
Amortization of prior service costs	—	—	(1.8)	—	—	—	(1.8)
Realized loss on terminated caps/swaps	—	—	10.7	—	—	—	10.7
Net loss (gain) on refranchisings and dispositions of assets	—	—	20.3	—	(9.9)	—	10.4
Bad debt expense, net of recoveries	—	—	3.0	—	(0.1)	—	2.9
Share-based compensation	—	—	8.4	—	0.9	—	9.3
Deferred income taxes	—	0.1	7.9	—	—	—	8.0
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	(6.7)	—	2.6	—	(4.1)
Prepaids and other current assets	—	—	(4.5)	—	(4.4)	—	(8.9)
Accounts and drafts payable	—	—	(18.5)	—	(16.2)	—	(34.7)
Accrued advertising	—	—	(41.0)	—	10.0	—	(31.0)
Other accrued liabilities	4.8	(18.4)	(7.1)	—	(27.0)	—	(47.7)
Other long-term assets and liabilities	—	—	(11.2)	—	5.2	—	(6.0)

Net cash provided by (used for) operating activities	(8.8)	(6.3)	68.5	—	91.2	—	144.6

Cash flows from investing activities:
Payments for property and equipment	—	—	(29.5)	—	(8.2)	—	(37.7)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	54.3	—	15.7	—	70.0
Payments for acquired franchisee operations, net of cash acquired	—	—	—	—	(15.3)	—	(15.3)
Return of investment on direct financing leases	—	—	9.4	—	1.0	—	10.4
Other investing activities	—	—	—	—	—	—	—

Net cash used for investing activities	—	—	34.2	—	(6.8)	—	27.4

Cash flows from financing activities:
Proceeds from term debt	—	—	1,733.5	—	—	—	1,733.5
Repayments of term debt and capital leases	—	—	(1,752.6)	—	(2.1)	—	(1,754.7)
Extinguishment of debt	—	(62.6)	(50.2)	—	—	—	(112.8)
Payment of financing costs	—	—	(16.0)	—	—	—	(16.0)
Proceeds from issuance of shares	1.3	—	—	—	—	—	1.3
Intercompany financing	7.9	68.9	(77.0)	—	0.2	(0.0)	—

Net cash provided by (used for) financing activities	9.2	6.3	(162.3)	—	(1.9)	(0.0)	(148.7)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	0.5	—	0.5
Increase (decrease) in cash and cash equivalents	0.4	0.0	(59.6)	—	83.0	(0.0)	23.8
Cash and cash equivalents at beginning of period	0.2	—	287.1	—	171.7	—	459.0

Cash and cash equivalents at end of period	$0.6	$0.0	$227.5	$—	$254.7	$(0.0)	$482.8

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$63.1	$62.4	$77.5	$77.5	$72.9	$(290.3)	63.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(62.4)	(77.5)	(72.9)	(77.5)	—	290.3	—
Depreciation and amortization	—	—	68.5	—	34.6	—	103.1
Loss on early extinguishment of debt	—	—	19.6	—	—	—	19.6
Realized loss on terminated caps/swaps	—	—	0.3	—	—	—	0.3
Amortization of deferred financing cost and debt issuance discount	—	20.2	10.5	—	—	—	30.7
Loss (gain) on remeasurement of foreign denominated transactions	—	—	3.2	—	1.2	—	4.4
Loss (gain) on refranchisings and dispositions of assets	—	—	(4.3)	—	1.4	—	(2.9)
Bad debt expense, net of recoveries	—	—	3.7	—	0.2	—	3.9
Share-based compensation	—	—	0.9	—	—	—	0.9
Deferred income taxes	—	—	(16.3)	—	—	—	(16.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	3.9	—	4.7	—	8.6
Prepaids and other current assets	—	—	87.4	—	4.5	—	91.9
Accounts and drafts payable	—	—	5.3	—	(10.3)	—	(5.0)
Accrued advertising	—	—	(0.4)	—	7.6	—	7.2
Other accrued liabilities	—	—	12.8	—	(21.8)	—	(9.0)
Other long-term assets and liabilities	—	—	(9.2)	—	25.1	(1.7)	14.2

Net cash provided by (used for) operating activities	0.7	5.1	190.5	—	120.1	(1.7)	314.7

Cash flows from investing activities:
Payments for property and equipment	—	—	(30.2)	—	(11.8)	—	(42.0)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	10.8	—	12.4	—	23.2
Investments in / advances to unconsolidated entities	—	—	—	—	(4.5)	—	(4.5)
Payments for acquired franchisee operations, net of cash acquired	—	—	—	—	—	—	—
Return of investment on direct financing leases	—	—	8.6	—	(0.8)	—	7.8
Restricted cash	—	—	(4.3)	—	—	—	(4.3)
Other investing activities	—	—	0.5	—	—	—	0.5

Net cash provided by (used for) investing activities	—	—	(14.6)	—	(4.7)	—	(19.3)

Cash flows from financing activities:
Proceeds from term debt	—	—	1,860.0	—	—	—	1,860.0
Proceeds from discount notes	—	401.5	—	—	—	—	401.5
Repayments of term debt and capital leases	—	—	(1,864.2)	—	(2.1)	—	(1,866.3)
Payment of financing costs	—	(9.5)	(23.1)	—	—	—	(32.6)
Proceeds from issuance of shares	1.8	—	—	—	—	—	1.8
Capital distribution from Parent	—	—	0.7	(0.7)	—	—	—
Intercompany financing	(0.8)	(4.7)	21.5	—	(17.7)	1.7	—

Net cash (used for) financing activities	1.0	387.3	(5.1)	(0.7)	(19.8)	1.7	364.4

Effect of exchange rates on cash and cash equivalents	—	—	0.5	—	(4.7)	—	(4.2)
Increase (decrease) in cash and cash equivalents	1.7	392.4	171.3	(0.7)	90.9	(0.0)	655.6
Cash and cash equivalents at beginning of period	—	—	132.9	0.7	73.4	—	207.0

Cash and cash equivalents at end of period	$1.7	$392.4	$304.2	$—	$164.3	$(0.0)	$862.6

Note 18. Subsequent Events

Cross-currency Rate Swaps

In October 2012, we entered into additional cross-currency rate swaps with an aggregate notional value of $200.0 million to increase the hedge in our net investment in a Swiss subsidiary, Burger King Europe GmbH. These swaps are a contract to exchange quarterly floating-rate payments we make in Euros for quarterly floating-rate payments we receive in U.S. Dollars. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. These instruments mature on September 28, 2017.

Initiation of Quarterly Cash Dividend

On October 28, 2012, our Board of Directors approved the initiation of a quarterly cash dividend to shareholders. A quarterly cash dividend of $0.04 per share will be paid on November 29, 2012 to shareholders of record at the close of business on November 9, 2012. Future dividends will be determined at the discretion of the Board of Directors.

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

Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 95% of our system-wide restaurants are franchised.

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

As of September 30, 2012, there were 12,667 Burger King restaurants system-wide. We operate 361 restaurants in the U.S. and Canada and 234 restaurants in EMEA, LAC and APAC, and our franchisees operate 7,092 restaurants in the U.S. and Canada and 4,980 restaurants in EMEA, LAC and APAC. Approximately 95% of our current restaurants are franchised and we have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category. We believe that our high percentage of franchise restaurants provides us with a strategic advantage because the capital required to grow and maintain our system is funded primarily by franchisees. In addition, our franchisees fund the majority of the advertising that supports the Brand by making advertising contributions. Our franchise dominated business model does, however, present a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

Sales at Company restaurants comprised 63% of our revenues during the nine months ended September 30, 2012, with our remaining revenue derived from our franchise system, consisting primarily of royalties and franchise fees as well as property income from properties we lease or sublease to our franchisees. We expect the current mix of Company and franchise revenue to continue to shift towards franchise revenue as we further implement our global portfolio realignment project described below.

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

The 2010 Transactions

During the three months ended September 30, 2011 we recorded transaction costs of $1.0 million and during the nine months ended September 30, 2011 we recorded transaction costs of $2.1 million associated with the acquisition of BKH by 3G and related financing transactions (collectively referred to as the “2010 Transactions”), as more fully discussed in Note 1 to our consolidated financial statements included in our Registration Statement on Form S-1 filed with the SEC on June 18, 2012.

Global Restructuring and Related Professional Fees

In December 2010, we began the implementation of a global restructuring plan that resulted in work force reductions throughout our organization. In June 2011, we implemented a Voluntary Resignation Severance Program (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. In addition, other involuntary work force reductions were also implemented. As a result of the global restructuring plan, the VRS Program and the additional workforce reductions, we incurred $10.5 million of severance benefits and other severance related costs during the three months ended September 30, 2011 and $32.7 million of severance benefits and other severance related costs during the nine months ended September 30, 2011. This restructuring plan was completed in 2011.

Field Optimization Project

During 2011, we initiated a project to significantly expand and enhance our U.S. field organization to better support our franchisees in an effort to drive sales, increase profits and improve restaurant operations (the “field optimization project”). As a result of the field optimization project, we incurred $5.5 million during the three months ended September 30, 2011 and $7.2 million during the nine months ended September 30, 2011 of severance related costs, compensation costs for overlap staffing, travel expenses, consulting fees and training costs. This project was completed in 2011.

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partners to accelerate development through joint venture structures and master development agreements (the “global portfolio realignment project”). We believe our global portfolio realignment project will (i) reduce capital expenditures, corporate overhead and our exposure to commodity cost pressures, (ii) increase royalty revenues, and (iii) allow management to focus on strategic issues such as Brand development, international expansion and marketing.

During the nine months ended September 30, 2012, we completed a total of 690 net refranchisings, including 572 in the U.S. and Canada, 58 in EMEA and 60 in APAC, resulting in sales proceeds of $31.6 million for the three months ended September 30, 2012 and $48.5 million for the nine months ended September 30, 2012, net of cash paid for acquisitions. We also entered into master franchise and development agreements in Brazil, China, Russia, Singapore and Malaysia since the beginning of 2011. Additionally, in connection with the global portfolio realignment project, franchisees that acquired Company restaurants made commitments to re-image the acquired restaurants and a significant portion of their existing restaurants to conform to our current 20/20 image.

Transaction highlights related to our global portfolio realignment project during the nine months ended September 30, 2012, include the following:

We completed the refranchising of 278 Company restaurants in the U.S. to Carrols Restaurant Group (“Carrols”) in May 2012 in exchange for consideration that included a 28.9% equity interest in Carrols. In connection with this transaction, Carrols has agreed to re-image 455 of its Burger King restaurants to our 20/20 restaurant image over the next three and a half years.

In June 2012, we contributed the equity interests in our 44 Company restaurants in China, including 22 restaurants that we acquired in May 2012, to a joint venture entity established to develop the China market, in exchange for a significant minority equity interest in the joint venture.

We also completed the refranchising of 392 additional Company restaurants in the U.S. and Canada, EMEA and APAC segments during the nine months ended September 30, 2012, including 221 completed during the three months ended September 30, 2012.

Gains and losses associated with refranchising activity are classified as other operating (income) expenses, net in our condensed consolidated statement of operations, as further discussed in Note 14 to our unaudited condensed consolidated financial statements included in this report. Additionally, we also incurred general and administrative expenses consisting primarily of severance and professional fees in connection with our global portfolio realignment project.

We continue to aggressively pursue refranchising and regional development opportunities as we implement our global portfolio realignment project. We expect to continue to incur expenses which we believe will decline as we pursue our refranchising strategy. Further, we may record net losses and impairment charges associated with future refranchising activity.

Merger with Justice

Business Combination Agreement Expenses

As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this report, on April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of BKH (“Worldwide”), entered into a Business Combination Agreement and Plan of Merger, dated as of April 3, 2012, by and among Justice Holdings Limited, the Company, Justice Holdco LLC and Worldwide. This transaction closed on June 20, 2012, the Company changed its name to Burger King Worldwide, Inc. and our stock began trading on the New York Stock Exchange under the ticker symbol “BKW”.

As a result of the increase in our equity value implied by the Business Combination Agreement, we recorded $5.9 million of one-time share-based compensation expense related to share-based awards granted during the nine months ended September 30, 2012. Additionally, we expect our annual share-based compensation expense to increase compared to 2011. We also incurred $0.6 million during the three months ended September 30, 2012 and $25.7 million during the nine months ended September 30, 2012 of professional fees and other transaction costs associated with the Business Combination Agreement.

The table below summarizes the factors affecting comparability of selling, general and administrative expenses due to the 2010 Transactions, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project costs and business combination agreement expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Selling, general and administrative expenses:
2010 Transaction costs	$—	$1.0	$—	$2.1
Global restructuring and related professional fees	—	10.5	—	32.7
Field optimization project costs	—	5.5	—	7.2
Global portfolio realignment project costs	7.0	0.5	20.1	0.5
Business combination agreement expenses	0.6	—	25.7	—

Total impact on selling, general and administrative expenses	$7.6	$17.5	$45.8	$42.5

Results of Operations for the Three and Nine Months Ended September 30, 2012

Tabular amounts in millions of dollars unless noted otherwise.

The following tables present our results of operations and key business metrics for the three and nine months ended September 30, 2012 and 2011:

	Results		Variance		Results		Variance
	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2012	2011	Favorable / (Unfavorable)		2012	2011	Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$244.6	$422.8	$(178.2)	(42.1)%	$986.7	$1,234.3	$(247.6)	(20.1)%
Franchise and property revenues	206.5	184.9	21.6	11.7%	575.1	520.8	54.3	10.4%

Total revenues	451.1	607.7	(156.6)	(25.8)%	1,561.8	1,755.1	(193.3)	(11.0)%
Company restaurant expenses:
Food, paper and product costs	79.7	134.9	55.2	40.9%	324.7	397.3	72.6	18.3%
Payroll and employee benefits	71.9	122.3	50.4	41.2%	291.6	364.5	72.9	20.0%
Occupancy and other operating costs	64.7	113.0	48.3	42.7%	259.7	334.3	74.6	22.3%

Total Company restaurant expenses	216.3	370.2	153.9	41.6%	876.0	1,096.1	220.1	20.1%
Franchise and property expenses	34.7	25.3	(9.4)	(37.2)%	87.0	71.6	(15.4)	(21.5)%
Selling, general and administrative expenses	76.0	103.3	27.3	26.4%	266.8	303.0	36.2	11.9%
Other operating (income) expenses, net	30.3	(2.7)	(33.0)	NM	26.2	9.8	(16.4)	(167.3)%

Total operating costs and expenses	357.3	496.1	138.8	28.0%	1,256.0	1,480.5	224.5	15.2%

Income from operations	93.8	111.6	(17.8)	(15.9)%	305.8	274.6	31.2	11.4%

Interest expense, net	57.3	59.4	2.1	3.5%	173.6	165.7	(7.9)	(4.8)%
Loss on early extinguishment of debt	23.0	—	(23.0)	NM	34.2	19.6	(14.6)	(74.5)%

Income before income taxes	13.5	52.2	(38.7)	(74.1)%	98.0	89.3	8.7	9.7%
Income tax expense	6.9	13.4	6.5	48.5%	28.9	26.2	(2.7)	(10.3)%

Net income	$6.6	$38.8	$(32.2)	(83.0)%	$69.1	$63.1	$6.0	9.5%

NM – Not Meaningful

FX Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Consolidated revenues	$(15.7)	$15.2	$(39.1)	$38.1
Consolidated CRM	(1.1)	1.4	(3.0)	3.0
Consolidated SG&A	2.6	(3.2)	6.1	(8.5)
Consolidated income from operations	(4.3)	3.3	(10.1)	5.8
Consolidated net income (loss)	(3.9)	3.9	(8.3)	6.1
Consolidated adjusted EBITDA	(5.3)	2.8	(11.9)	5.2

Key Business Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
System sales growth (1)	3.9%	3.6%	5.6%	1.5%
Franchise sales (2)	$3,830.0	$3,634.0	$10,814.9	$10,238.1
Comparable sales growth (3)
Company	0.4%	3.2%	4.3%	(0.7)%
Franchise	1.5%	1.4%	3.3%	(1.1)%
System	1.4%	1.6%	3.4%	(1.1)%
Average restaurant sales (in thousands) (4)	$326.4	$331.2	$948.0	$938.4
Net Restaurant Growth (NRG)
Company	(2)	—	(10)	(5)
Franchise	65	59	165	149
System	63	59	155	144
Net refranchisings (5)	221	35	690	44
Restaurant counts at period end
Company	595	1,295	595	1,295
Franchise	12,072	11,100	12,072	11,100
System	12,667	12,395	12,667	12,395
CRM %	11.6%	12.4%	11.2%	11.2%

(1)	Sales growth refers to the change in sales at all Company and franchise restaurants in one period from the same period in the prior year.
(2)	Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.
(3)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer. Company restaurants refranchised during a period will be included in the calculation of comparable sales growth for franchise restaurants during the period.
(4)	Average restaurant sales refer to the total sales averaged over total store months for all Company and franchise restaurants open during that period.
(5)	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

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

Company restaurants

During the three months ended September 30, 2012, Company restaurant revenues decreased primarily due to the net refranchising of 691 Company restaurants during the trailing twelve-month period and unfavorable FX impact, partially offset by Company comparable sales growth in U.S. and Canada and EMEA.

During the nine months ended September 30, 2012, Company restaurant revenues decreased primarily due to the net refranchising of 691 Company restaurants during the trailing twelve-month period and unfavorable FX impact, partially offset by Company comparable sales growth across all segments.

During the three months ended September 30, 2012, CRM% decreased due to decreases in CRM% in the U.S. and Canada and LAC, partially offset by increases in CRM% in EMEA and APAC. The effects of promotional activity, increased food, paper and product costs, higher wage rates in Germany and Mexico and increased repair and maintenance expenses in the U.S. and Canada were partially offset by favorable adjustments to self insurance reserves in the U.S. and Canada and the leveraging effect of Company comparable sales growth on fixed occupancy and other operating costs.

During the nine months ended September 30, 2012, CRM % remained unchanged from the comparable period in the prior year. The leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and favorable adjustments to self insurance reserves in the U.S. and Canada were offset by increased food, paper and product costs.

Franchise and Property

During the three and nine months ended September 30, 2012, franchise and property revenues increased primarily due to franchise comparable sales growth, the net refranchising of 691 Company restaurants and franchise NRG of 281 restaurants during the trailing twelve-month period, which resulted in increased royalties and rents. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during the nine months ended September 30, 2012, and renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements. These factors were partially offset by unfavorable FX impact.

During the three and nine months ended September 30, 2012, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings, partially offset by decrease in bad debt expense and favorable FX impact.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2012	2011	Favorable / (Unfavorable)		2012	2011	Favorable / (Unfavorable)
Selling expenses	$10.4	$18.7	$8.3	44.4%	$40.5	$58.1	$17.6	30.3%

Management general and administrative expenses	52.2	62.7	10.5	16.7%	164.3	189.6	25.3	13.3%
Share-based compensation	1.7	0.3	(1.4)	NM	3.4	0.9	(2.5)	NM
Depreciation and amortization	4.1	4.1	—	0.0%	12.8	11.9	(0.9)	(7.6)%
2010 Transaction costs	—	1.0	1.0	NM	—	2.1	2.1	NM
Global restructuring and related professional fees	—	10.5	10.5	NM	—	32.7	32.7	NM
Field optimization project costs	—	5.5	5.5	NM	—	7.2	7.2	NM
Global portfolio realignment project costs	7.0	0.5	(6.5)	NM	20.1	0.5	(19.6)	NM
Business combination agreement expenses	0.6	—	(0.6)	NM	25.7	—	(25.7)	NM

Total general and administrative expenses	65.6	84.6	19.0	22.5%	226.3	244.9	18.6	7.6%

Selling, general and administrative expenses	$76.0	$103.3	$27.3	26.4%	$266.8	$303.0	$36.2	11.9%

NM – Not Meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. For the three and nine months ended September 30, 2012, selling expenses decreased primarily as a result of the refranchisings, favorable FX impact and a temporary reduction in advertising fund contributions associated with incentives to accelerate implementation of restaurant equipment initiatives.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, including rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. General and administrative expenses also include certain non-cash expenses, including share-based compensation, depreciation and amortization as well as separately managed expenses associated with unusual or non-recurring events, such as costs associated with our global portfolio realignment project and business combination agreement expenses. The decrease in Management G&A in the three and nine months ended September 30, 2012 was driven primarily by a decrease in salary and fringe benefits, professional services and favorable FX impact.

The decrease in our total general and administrative expenses for the three and nine months ended September 30, 2012 was driven primarily by a decrease in Management G&A and the completion of our global restructuring and field optimization projects in 2011 partially offset by business combination agreement expenses and increases in global portfolio realignment project costs and share-based compensation.

Other operating (income) expense, net

Our other operating (income) expense, net was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (gain) losses on disposal of assets, restaurant closures and refranchisings	$14.1	$(2.7)	$15.2	$—
Litigation settlements and reserves, net	0.8	0.1	1.3	0.7
Foreign exchange net (gains) losses	1.5	(0.1)	(5.3)	6.7
Loss on termination of interest rate cap	8.7	—	8.7	—
Equity in net (income) loss from unconsolidated affiliates	(0.4)	0.2	1.4	0.9
Other, net	5.6	(0.2)	4.9	1.5

Other operating (income) expenses, net	$30.3	$(2.7)	$26.2	$9.8

During the three months ended September 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $12.4 million in net losses associated with refranchisings and $1.7 million of net losses associated with asset disposals and restaurant closures. See Note 14 to our unaudited condensed consolidated financial statements included in this report.

During the nine months ended September 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $4.8 million in net gains associated with refranchisings, $13.2 million in impairment losses associated with long-lived assets for Company restaurants classified as held for sale and $6.8 million of net losses associated with asset disposals and restaurant closures. See Note 14 to our unaudited condensed consolidated financial statements included in this report.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense, net	$57.3	$59.4	$173.6	$165.7
Weighted average interest rate on long-term debt	7.5%	7.4%	7.6%	7.6%

During the three months ended September 30, 2012 interest expense, net decreased compared to the three months ended September 30, 2011 primarily due to reduced borrowings as a result of principal payments and prepayments of our Term Loan and repurchases of our Senior Notes and Discount Notes.

During the nine months ended September 30, 2012 interest expense, net increased compared to the nine months ended September 30, 2011 primarily due to incremental interest expense on our Discount Notes due to the timing in prior year and compounded interest, partially offset by reduced borrowings as a result of principal payments and prepayments of our Term Loan and repurchases of our Senior Notes and Discount Notes.

Loss on early extinguishment of debt

We recorded a loss on early extinguishment of debt of $23.0 million for the three months ended September 30, 2012 in connection with the refinancing of term loans outstanding under the 2011 Amended Credit Agreement with the 2012 Credit Agreement.

We recorded a loss on early extinguishment of debt of $34.2 million for the nine months ended September 30, 2012 in connection with the refinancing of term loans outstanding under the 2011 Amended Credit Agreement, as well as prepayments of our Term Loan and repurchases of our Discount Notes and Senior Notes. We recorded a loss on early extinguishment of debt of $19.6 million for the nine months ended September 30, 2011 in connection with the 2011 Amended Credit Agreement as discussed in Note 6 to the accompanying unaudited condensed consolidated financial statements included in this report.

Income tax expense

Our effective tax rate was 51.1% for the three months ended September 30, 2012, as a result of the current mix of income from multiple tax jurisdictions and the impact of non-deductible losses and costs on refranchisings primarily in foreign jurisdictions. Our effective tax rate was 25.7% for the three months ended September 30, 2011, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

Our effective tax rate was 29.5% for the nine months ended September 30, 2012, as a result of the current mix of income from multiple tax jurisdictions and the impact of non-deductible losses and costs on refranchisings primarily in foreign jurisdictions. Our effective tax rate was 29.3% for the nine months ended September 30, 2011, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

Profitability Measures and Non-GAAP Reconciliations

The tables below contain information regarding EBITDA and adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, including costs related to the 2010 Transactions, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project costs and business combination agreement expenses. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance		Results		Variance
	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2012	2011	Favorable / (Unfavorable)		2012	2011	Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$113.5	$121.4	$(7.9)	(6.5)%	$354.9	$346.2	$8.7	2.5%
EMEA	42.8	43.7	(0.9)	(2.1)%	118.4	105.7	12.7	12.0%
LAC	17.2	15.9	1.3	8.2%	50.2	45.6	4.6	10.1%
APAC	9.9	7.9	2.0	25.3%	28.7	20.9	7.8	37.3%
Unallocated Management G&A	(21.4)	(27.9)	6.5	23.3%	(75.0)	(87.5)	12.5	14.3%

Adjusted EBITDA	162.0	161.0	1.0	0.6%	477.2	430.9	46.3	10.7%
Share-based compensation	1.7	0.3	(1.4)	NM	3.4	0.9	(2.5)	NM
2010 Transaction costs	—	1.0	1.0	100.0%	—	2.1	2.1	100.0%
Global restructuring and related professional fees	—	10.5	10.5	100.0%	—	32.7	32.7	100.0%
Field optimization project costs	—	5.5	5.5	100.0%	—	7.2	7.2	100.0%
Global portfolio realignment project costs	7.0	0.5	(6.5)	NM	20.1	0.5	(19.6)	NM
Business combination agreement expenses	0.6	—	(0.6)	NM	25.7	—	(25.7)	NM
Other operating (income) expenses, net	30.3	(2.7)	(33.0)	NM	26.2	9.8	(16.4)	NM

EBITDA	122.4	145.9	(23.5)	(16.1)%	401.8	377.7	24.1	6.4%
Depreciation and amortization	28.6	34.3	5.7	16.6%	96.0	103.1	7.1	6.9%

Income from operations	93.8	111.6	(17.8)	(15.9)%	305.8	274.6	31.2	11.4%
Interest expense, net	57.3	59.4	2.1	3.5%	173.6	165.7	(7.9)	(4.8)%
Loss on early extinguishment of debt	23.0	—	(23.0)	NM	34.2	19.6	(14.6)	NM
Income tax expense	6.9	13.4	6.5	48.5%	28.9	26.2	(2.7)	(10.3)%

Net income	$6.6	$38.8	$(32.2)	(83.0)%	$69.1	$63.1	$6.0	9.5%

NM – Not Meaningful

Consolidated adjusted EBITDA in the three months ended September 30, 2012 reflects increases in segment income in our LAC and APAC operating segments and reductions in Unallocated Management G&A partially offset by decreases in segment income in our U.S. and Canada and EMEA segments. The increase in consolidated adjusted EBITDA in the nine months ended September 30, 2012 was primarily driven by increases in segment income in all of our operating segments and reductions in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The decreases in EBITDA and income from operations in the three months ended September 30, 2012 were driven by increases in other operating (income) expenses, net, global portfolio realignment project costs, share-based compensation and business combination agreement expenses. These factors were partially offset by the non-recurrence of costs related to the 2010 Transactions, global restructuring project and field optimization project. Income from operations was also impacted by reductions in depreciation and amortization expense.

The increases in EBITDA and income from operations in the nine months ended September 30, 2012 were driven by the increase in consolidated adjusted EBITDA, the non-recurrence of costs related to the 2010 Transactions, global restructuring project and field optimization project. These factors were partially offset by an increase in global portfolio realignment project costs, business combination agreement expenses, other operating (income) expenses, net and share-based compensation. Income from operations was also impacted by reductions in depreciation and amortization expense.

Our net income decreased in the three months ended September 30, 2012 primarily as a result of the loss on early extinguishment of debt and a decrease in income from operations, partially offset by a decrease in income tax expense and interest expense, net.

Our net income increased in the nine months ended September 30, 2012 primarily as a result of an increase in income from operations, partially offset by an increase in the loss on early extinguishment of debt, an increase in interest expense, net and an increase in income tax expense.

U.S. and Canada

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/			Favorable/
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
Company:
Company restaurant revenues	$159.9	$302.2	$(142.3)	$688.6	$886.9	$(198.3)
CRM	18.3	37.6	(19.3)	81.4	103.6	(22.2)
CRM %	11.4%	12.4%	(1.0)%	11.8%	11.7%	0.1%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	32.9%	32.2%	(0.7)%	33.2%	32.6%	(0.6)%
Payroll and benefits	30.2%	30.1%	(0.1)%	30.5%	30.5%	0.0%
Depreciation and amortization	5.5%	5.6%	0.1%	5.6%	5.7%	0.1%
Other occupancy and operating	20.0%	19.7%	(0.3)%	18.9%	19.5%	0.6%
Franchise:
Franchise and property revenues	$123.5	$103.8	$19.7	$339.1	$299.1	$40.0
Franchise and property expenses	26.4	17.5	(8.9)	64.6	50.8	(13.8)
Franchise sales	2,139.0	1,968.8	170.2	6,038.8	5,656.1	382.7
Segment SG&A	23.8	27.8	4.0	72.9	80.8	7.9
Segment depreciation and amortization	21.9	25.3	3.4	71.9	75.1	3.2
Segment income	113.5	121.4	(7.9)	354.9	346.2	8.7
Segment margin	40.0%	29.9%	10.1%	34.5%	29.2%	5.3%

FX Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Segment revenues	$(0.6)	$2.2	$(2.7)	$6.7
Segment CRM	—	0.2	(0.2)	0.6
Segment income	(0.1)	(0.6)	(0.3)	(1.2)

Key Business Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Systemwide sales growth	1.3%	(0.4)%	2.9%	(3.7)%
Comparable sales growth
Company	0.7%	1.8%	4.2%	(2.6)%
Franchise	1.7%	(0.6)%	3.3%	(4.0)%
System	1.6%	(0.3)%	3.4%	(3.8)%
NRG
Company	(3)	(1)	(6)	(5)
Franchise	(13)	(4)	(41)	(22)
System	(16)	(5)	(47)	(27)
Net Refranchisings	182	35	572	37
Restaurant counts at period end
Company	361	942	361	942
Franchise	7,092	6,581	7,092	6,581
System	7,453	7,523	7,453	7,523

Results of Operations for U.S. and Canada

Company restaurants

During the three and nine months ended September 30, 2012, Company restaurant revenues decreased primarily due to the net refranchising of 573 Company restaurants during the trailing twelve-month period partially offset by the effects of Company comparable sales growth.

During the three months ended September 30, 2012, the decrease in CRM % reflects an increase in promotional activity designed to drive customer traffic and an increase in repair and maintenance expenses associated with restaurants prepared for refranchising. These factors were partially offset by margin benefits resulting from shifts in product mix, favorable adjustments to our self-insurance reserve and the leveraging effect of Company comparable sales growth on our fixed occupancy and other costs.

During the nine months ended September 30, 2012, CRM% reflects an increase in promotional activity to drive traffic and trial of limited time offer menu items, increases in food, paper and product costs and an increase in repair and maintenance expenses associated with restaurants prepared for refranchising, the effects of which were partially offset by favorable adjustments to our self-insurance reserve.

Franchise and Property

During the three and nine months ended September 30, 2012, franchise and property revenues increased primarily due to the net refranchising of 573 Company restaurants during the trailing twelve-month period and franchise comparable sales growth, which resulted in increased royalties and rents. Additionally, renewal franchise fees increased during the nine-month period due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. FX impact was not significant.

During the three and nine months ended September 30, 2012, franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of refranchisings, partially offset by a decrease in bad debt expense. FX impact was not significant.

Segment income and segment margin

During the three months ended September 30, 2012, segment income decreased due to a decrease in CRM, partially offset by an increase in net franchise and property income and a decrease in segment selling, general and administrative expense (“SG&A”). During the nine months ended September 30, 2012, segment income increased due to increases in CRM and net franchise and property income and a decrease in segment SG&A.

Segment margins increased during the three and nine months ended September 30, 2012, primarily as a result of the decreased concentration of Company restaurant revenues in the segment following the refranchisings.

EMEA

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/			Favorable/
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
Company:
Company restaurant revenues	$57.9	$84.8	$(26.9)	$203.1	$244.5	$(41.4)
CRM	7.3	10.6	(3.3)	21.0	23.5	(2.5)
CRM %	12.6%	12.5%	0.1%	10.3%	9.6%	0.7%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	29.9%	29.1%	(0.8)%	30.3%	29.3%	(1.0)%
Payroll and benefits	33.6%	30.5%	(3.1)%	32.7%	32.0%	(0.7)%
Depreciation and amortization	2.4%	3.4%	1.0%	3.3%	3.6%	0.3%
Other occupancy and operating	21.5%	24.5%	3.0%	23.4%	25.5%	2.1%
Franchise:
Franchise and property revenues	$53.8	$54.0	$(0.2)	$151.1	$146.4	$4.7
Franchise and property expenses	7.8	6.5	(1.3)	20.5	19.6	(0.9)
Franchise sales	1,017.2	1,008.3	8.9	2,811.8	2,728.6	83.2
Segment SG&A	14.5	19.9	5.4	47.4	61.5	14.1
Segment depreciation and amortization	4.0	5.5	1.5	14.2	16.9	2.7
Segment income	42.8	43.7	(0.9)	118.4	105.7	12.7
Segment margin	38.3%	31.5%	6.8%	33.4%	27.0%	6.4%

FX Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Segment revenues	$(13.8)	$10.8	$(31.8)	$24.4
Segment CRM	(0.9)	1.0	(1.9)	1.8
Segment income	(5.2)	3.5	(11.2)	6.7

Key Business Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Systemwide sales growth	11.0%	5.8%	11.4%	5.5%
Comparable sales growth
Company	2.1%	6.1%	5.4%	5.1%
Franchise	1.8%	4.6%	3.6%	3.0%
System	1.8%	4.7%	3.7%	3.2%
NRG
Company	—	(1)	(1)	(4)
Franchise	33	40	113	111
System	33	39	112	107
Net Refranchisings	1	0	58	7
Restaurant counts at period end
Company	133	192	133	192
Franchise	2,861	2,643	2,861	2,643
System	2,994	2,835	2,994	2,835

Results of Operations for EMEA

Company restaurants

During the three and nine months ended September 30, 2012, Company restaurant revenues decreased primarily due to the net refranchising of 58 Company restaurants during the trailing twelve-month period and unfavorable FX impact. These factors were partially offset by the effects of Company comparable sales growth.

During the three and nine months ended September 30, 2012, CRM% increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and the refranchising of 56 Company restaurants with lower than average CRM% during the second quarter of 2012. These factors were partially offset by increased food, paper and product costs, promotions of lower margin menu items and wage rate increases in Germany.

Franchise and Property

During the three months ended September 30, 2012, franchise and property revenues reflect unfavorable FX impact largely offset by franchise NRG of 160 restaurants and the net refranchising of 58 Company restaurants during the trailing twelve-month period, which resulted in increased royalties and rents.

During the nine months ended September 30, 2012, franchise and property revenues increased due to franchise comparable sales growth, franchise NRG of 160 restaurants and the net refranchising of 58 Company restaurants during the trailing twelve-month period, which resulted in increased royalties and rents. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during the nine months ended September 30, 2012 and renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements and area development fees. These factors were partially offset by unfavorable FX impact.

During the three and nine months ended September 30, 2012, franchise and property expenses increased due to rent expense associated with additional properties leased or subleased to franchisees as a result of refranchisings, partially offset by a decrease in bad debt expense and favorable FX impact.

Segment income and segment margin

During the three months ended September 30, 2012, segment income decreased due to decreases in CRM and net franchise and property income, partially offset by a decrease in segment SG&A. During the nine months ended September 30, 2012, segment income increased primarily due to an increase in net franchise and property income and a decrease in segment SG&A, partially offset by a decrease in CRM.

Segment margins increased during the three and nine months ended September 30, 2012, primarily as a result of the decreased concentration of Company restaurant revenues in the segment following the refranchisings.

LAC

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/ (Unfavorable)			Favorable/ (Unfavorable)
	2012	2011		2012	2011
Company:
Company restaurant revenues	$15.8	$17.9	$(2.1)	$46.6	$50.9	$(4.3)
CRM	2.1	3.7	(1.6)	7.1	9.7	(2.6)
CRM %	13.3%	20.7%	(7.4)%	15.2%	19.1%	(3.9)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	39.7%	38.7%	(1.0)%	38.9%	37.8%	(1.1)%
Payroll and benefits	12.9%	11.8%	(1.1)%	12.6%	11.8%	(0.8)%
Depreciation and amortization	9.9%	8.9%	(1.0)%	9.9%	9.7%	(0.2)%
Other occupancy and operating	24.2%	19.9%	(4.3)%	23.4%	21.6%	(1.8)%
Franchise:
Franchise and property revenues	$17.7	$16.0	$1.7	$49.7	$44.3	$5.4
Franchise and property expenses	—	0.5	0.5	—	(0.8)	(0.8)
Franchise sales	338.5	322.7	15.8	978.0	890.2	87.8
Segment SG&A	4.2	5.0	0.8	11.4	14.3	2.9
Segment depreciation and amortization	1.6	1.7	0.1	4.8	5.1	0.3
Segment income	17.2	15.9	1.3	50.2	45.6	4.6
Segment margin	51.3%	46.9%	4.4%	52.1%	47.9%	4.2%

FX Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Segment revenues	$(1.1)	$0.7	$(4.5)	$2.6
Segment CRM	(0.2)	0.2	(0.8)	0.5
Segment income	—	—	(0.4)	0.2

Key Business Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Systemwide sales growth	4.3%	15.6%	9.4%	15.6%
Comparable sales growth
Company	(5.5)%	12.1%	1.0%	4.3%
Franchise	3.1%	10.5%	7.9%	7.4%
System	2.7%	10.5%	7.5%	7.2%
NRG
Company	1	—	1	1
Franchise	24	11	57	35
System	25	11	58	36
Net Refranchisings	—	—	—	—
Restaurant counts at period end
Company	98	97	98	97
Franchise	1,182	1,079	1,182	1,079
System	1,280	1,176	1,280	1,176

Results of Operations for LAC

Company restaurants

During the three months ended September 30, 2012, Company restaurant revenues decreased primarily due to unfavorable FX impact and negative Company comparable sales growth.

During the nine months ended September 30, 2012, Company restaurant revenues decreased primarily due to unfavorable FX impact partially offset by Company comparable sales growth.

During the three months ended September 30, 2012, CRM% decreased primarily as a result of the deleveraging effect of decreases in Company comparable sales on our fixed occupancy and other operating costs, increased food, paper and product costs associated with price increases in certain commodities, statutory wage rate increases, higher labor costs related to food delivery and kiosks and higher rent expense on certain lease renewals.

During the nine months ended September 30, 2012, CRM% decreased primarily as a result of increased food, paper and product costs associated with price increases in certain commodities, higher labor costs associated with statutory wage rate increases, higher labor costs related to food delivery and kiosks and higher rent expense on certain lease renewals partially offset by the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs.

Franchise and Property

During the three and nine months ended September 30, 2012, franchise and property revenues increased primarily due to franchise comparable sales growth and franchise NRG of 103 restaurants during the trailing twelve-month period, which resulted in increased royalties. Additionally, initial franchise fees increased as a result of the increase in franchise NRG and area development fees during the three and nine month periods increased as well. These factors were partially offset during the nine month period by the prior year collection and recognition of cumulative royalties previously deferred.

Segment income and segment margin

During the three and nine months ended September 30, 2012, segment income increased due to an increase in net franchise and property income and decreases in segment SG&A, partially offset by decreases in CRM.

During the three and nine months ended September 30, 2012, segment margin increased primarily as a result of the increased concentration of franchise and property revenue in the segment, partially offset by decreases in CRM %.

APAC

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/			Favorable/
	2012	2011	(Unfavorable)	2012	2011	(Unfavorable)
Company:
Company restaurant revenues	$11.0	$17.9	$(6.9)	$48.4	$52.0	$(3.6)
CRM	0.6	0.7	(0.1)	1.2	1.4	(0.2)
CRM %	5.5%	3.9%	1.6%	2.5%	2.7%	(0.2)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	31.8%	33.9%	2.1%	33.5%	33.6%	0.1%
Payroll and benefits	19.6%	19.3%	(0.3)%	19.2%	18.4%	(0.8)%
Depreciation and amortization	4.7%	6.0%	1.3%	6.4%	7.3%	0.9%
Other occupancy and operating	38.4%	36.9%	(1.5)%	38.4%	38.0%	(0.4)%
Franchise:
Franchise and property revenues	$11.4	$11.1	$0.3	$35.1	$31.0	$4.1
Franchise and property expenses	0.5	0.8	0.3	1.9	2.0	0.1
Franchise sales	335.3	334.2	1.1	986.3	963.2	23.1
Segment SG&A	2.7	4.9	2.2	10.8	15.5	4.7
Segment depreciation and amortization	1.1	1.8	0.7	5.1	6.0	0.9
Segment income	9.9	7.9	2.0	28.7	20.9	7.8
Segment margin	44.2%	27.2%	17.0%	34.4%	25.2%	9.2%

FX Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Segment revenues	$(0.2)	$1.5	$(0.1)	$4.4
Segment CRM	—	—	(0.1)	0.1
Segment income	—	(0.1)	—	(0.5)

Key Business Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Favorable / (Unfavorable)		Favorable / (Unfavorable)
Systemwide sales growth	(1.5)%	14.5%	1.9%	16.7%
Comparable sales growth
Company	(2.4)%	7.0%	2.5%	7.2%
Franchise	(2.2)%	(1.8)%	(1.1)%	(0.4)%
System	(2.2)%	(1.5)%	(1.0)%	(0.1)%
NRG
Company	—	2	(4)	3
Franchise	21	12	36	25
System	21	14	32	28
Net Refranchisings	38	—	60	—
Restaurant counts at period end
Company	3	64	3	64
Franchise	937	797	937	797
System	940	861	940	861

Results of Operations for APAC

Company restaurants

During the three months ended September 30, 2012, Company restaurant revenues decreased due to negative Company comparable sales growth, the net refranchising of 60 Company restaurants during the trailing twelve-month period and unfavorable FX impact.

During the nine months ended September 30, 2012, Company restaurant revenues decreased due to the net refranchising of 60 Company restaurants during the trailing twelve-month period partially offset by Company comparable sales growth and the May 2012 acquisition of 22 restaurants in China which were subsequently refranchised in June 2012. FX impact was not significant.

During the three months ended September 30, 2012, CRM% increased primarily as a result of lower food, paper and product costs, partially offset by the deleveraging effect of decreases in Company comparable sales on our fixed occupancy and other operating costs.

During the nine months ended September 30, 2012, CRM% decreased primarily as a result of higher labor costs in Singapore partially offset by the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs.

Franchise and Property

During the three months ended September 30, 2012, franchise and property revenues increased primarily due to an increase in royalties derived from franchise NRG of 80 restaurants during the trailing twelve-month period partially offset by negative franchise comparable sales growth.

During the nine months ended September 30, 2012, franchise and property revenues increased due to franchise NRG of 80 restaurants and the net refranchising of 60 Company restaurants during the trailing twelve-month period which resulted in increased royalties, as well as area development fees associated with new master franchise agreements. These factors were partially offset by negative franchise comparable sales growth.

Segment income and segment margin

During the three months ended September 30, 2012, segment income increased primarily due to a decrease in segment SG&A. During the nine months ended September 30, 2012, segment income increased primarily due to an increase in net franchise and property income and a decrease in segment SG&A.

During the three and nine months ended September 30, 2012, segment margin increased primarily as a result of the increased concentration of franchise and property revenue in the segment.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $482.8 million and working capital of $360.9 million. In addition, we had borrowing capacity of $118.5 million under our 2012 Revolving Credit Facility. Net cash provided by operating activities was $144.6 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $314.7 million for the same period in the prior year.

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2012 Revolving Credit Facility. We have used, and may in the future use, our liquidity to make required interest and principal payments, to voluntarily repay and/or repurchase our or one of our affiliate’s outstanding debt, to fund our capital expenditures and/or to pay dividends. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our 2012 Credit Agreement (defined below), amounts outstanding under our Senior Notes and Discount Notes (each also defined below), and obligations under capital leases. The following information summarizes the principal terms and near term debt service requirements under our 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes (the “Senior Notes Indenture” and “Discount Notes Indenture”, collectively, “Indentures”). For further information about our long-term debt, see Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements included in this report.

2012 Credit Agreement

On September 28, 2012 (the “Closing Date”), BKC and BKH entered into a Credit Agreement (the “2012 Credit Agreement”) dated as of September 28, 2012 to refinance amounts borrowed under our previous credit agreement, the 2011 Amended Credit Agreement. The 2012 Credit Agreement provides for (i) tranche A term loans in the aggregate principal amount of $1,030.0 million (the “Tranche A Term Loans”), (ii) tranche B term loans in the aggregate amount of $705.0 million (the “Tranche B Term Loans” and, together with the Tranche A Term Loans, the “2012 Term Loans”), in each case under the new senior secured term loan facility (the “2012 Term Loan Facility”), and (iii) a new senior secured revolving credit facility for up to $130.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan Facility, the “2012 Credit Facilities”).

On the Closing Date, the full amount of the Tranche A Term Loans and Tranche B Term Loans was drawn and no revolving loans were drawn. The proceeds of the Tranche A Term Loans and the Tranche B Term Loans were used to repay the terms loans outstanding under the 2011 Amended Credit Agreement. In addition, approximately $11.5 million of letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the 2011 Amended Credit Agreement.

The Tranche A Term Loans have a five-year maturity, and the Tranche B Term Loans have a seven-year maturity. The 2012 Revolving Credit Facility matures on October 19, 2015, which was the maturity date of the revolving credit facility under the 2011 Amended Credit Agreement. The principal amount of the Tranche A Term Loans amortizes in quarterly installments of (i) $6.4 million from December 31, 2012 through September 30, 2013, (ii) $12.9 million from December 31, 2013 through September 30, 2014, (iii) $19.3 million from December 31, 2014 through September 30, 2015, (iv) $25.8 million from December 31, 2015 through September 30, 2016, and (v) $32.2 million from December 31, 2016 through June 30, 2017, with the balance payable at maturity. The principal amount of the Tranche B Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the Tranche B Term Loans, with the balance payable at maturity.

Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rates as of September 30, 2012, required debt service for the next twelve months is estimated to be approximately $53.6 million in interest payments and $32.8 million in principal payments.

We may prepay the 2012 Term Loan Facility in whole or in part at any time. Additionally, subject to certain exceptions, the 2012 Credit Facilities are subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by BKH, BKC or any of its restricted subsidiaries (other than indebtedness permitted by the 2012 Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow of BKC and its restricted subsidiaries.

As of September 30, 2012, we had $11.5 million of irrevocable standby letters of credit outstanding, which were issued under the 2012 Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. These letters of credit are secured by the collateral under the 2012 Credit Facilities. As of September 30, 2012, no amounts had been drawn on any of these irrevocable standby letters of credit and our remaining borrowing capacity under the 2012 Revolving Credit Facility was $118.5 million.

Under the 2012 Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans was based on a fluctuating rate of interest determined by reference to either a base rate or a Euro currency rate, as described in Note 6 to our unaudited condensed consolidated financial statements, plus an applicable margin equal to 1.25% (or 2.25% for Eurocurrency based loans) for any Tranche A Term Loan, 1.75% for any Tranche B Term Loan (or 2.75% for Eurocurrency based loans) and 2.25% for loans under the 2012 Revolving Credit Facility (or 3.25% for Eurocurrency based loans). As of September 30, 2012, the interest rate on our outstanding Tranche A Term Loan was 2.625% and 3.75% on our outstanding Tranche B Term Loan. Interest rate fluctuations applicable to borrowings under the 2012 Credit Agreement attributable to future changes in LIBOR will be partially mitigated by interest rate caps with a notional value of $1.4 billion.

Senior Notes

We currently have outstanding $794.5 million of senior notes due 2018 (the “Senior Notes”) which were issued by BKC. The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year. The Senior Notes mature on October 15, 2018. Based on the amount outstanding at September 30, 2012, required debt service for the next twelve months on the Senior Notes is $78.5 million in interest payments. No principal payments are due until maturity. BKW, BKH and all of BKC’s existing direct and indirect domestic subsidiaries have guaranteed BKC’s obligations under the Senior Notes.

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

During the nine months ended September 30, 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. We may periodically repurchase additional Senior Notes in open market purchases or privately negotiated transactions, subject to our future liquidity requirements, contractual restrictions under our 2012 Credit Agreement and other factors.

Discount Notes

On April 19, 2011, Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds.

Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. BKW has guaranteed the Issuers’ obligations under the Discount Notes. The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKC.

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

During the nine months ended September 30, 2012, we repurchased Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million. During 2011, we repurchased Discount Notes with a carrying value of $7.9 million for a purchase price of $7.6 million.

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

Restrictions and Covenants

The 2012 Credit Agreement and Indentures contain certain restrictions and covenants that we must meet during the term of the 2012 Credit Agreement, Senior Notes and Discount Notes, including, but not limited to, limitations on restricted payments (as defined in the 2012 Credit Agreement and Indentures), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates and guarantees of indebtedness by subsidiaries.

The 2012 Credit Agreement contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its restricted subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets (with exceptions for, among other things, sales of company-owned restaurants to existing or prospective franchisees and sales of real estate, subject to achievement of specified total leverage ratios in the case of real estate sales); pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into certain speculative hedging arrangements; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business. In addition, under the 2012 Credit Agreement, BKC is required to maintain a specified minimum interest coverage ratio and not exceed a specified maximum total leverage ratio.

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

The restrictions under the 2012 Credit Agreement, and the Indentures have resulted in the restricted net assets of each of BKC and BKCH exceeding 25% of our consolidated net assets. Our restricted net assets at September 30, 2012 totaled $983.3 million.

As of September 30, 2012, we were in compliance with all covenants of the 2012 Credit Agreement and Indentures, and there were no limitations on our ability to draw on the remaining availability under our 2012 Revolving Credit Facility.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $144.6 million for the nine months ended September 30, 2012 compared to $314.7 million for the nine months ended September 30, 2011, primarily as a result of changes in working capital driven by the timing of advertising expenditures, refranchising of Company restaurants during 2012 and a federal tax refund of $75.5 million received during 2011.

Investing Activities

Cash provided by investing activities was $27.4 million for the nine months ended September 30, 2012 compared to $19.3 million of cash used for investing activities for the nine months ended September 30, 2011, primarily as a result of an increase in proceeds from refranchisings, net of payments for acquisitions and a decrease in capital expenditures.

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

	Nine Months Ended September 30,
	2012	2011
New restaurants	$1.1	$4.6
Existing restaurants	23.3	32.8
Other, including corporate	13.3	4.6

Total	$37.7	$42.0

Additionally, we acquired $36.1 million of property and equipment under capital lease agreements entered into during the nine months ended September 30, 2012.

We expect cash capital expenditures of approximately $75.0 million to $85.0 million in 2012 to fund maintenance capital requirements, operational initiatives in our restaurants and other corporate expenditures. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand, cash flow from operations and borrowings under the 2012 Revolving Credit Facility.

Financing Activities

Cash used for financing activities was $148.7 million for the nine months ended September 30, 2012, compared to cash provided by financing activities of $364.4 million during the same period in the prior year, primarily as a result of cash used for the prepayment of our Term Loans and repurchase of our Senior Notes and Discount Notes in 2012 compared to the net proceeds from the issuance of our Discount Notes in 2011.

Dividends

On October 28, 2012, our Board of Directors approved the initiation of a quarterly cash dividend to shareholders. A quarterly cash dividend of $0.04 per share will be paid on November 29, 2012 to shareholders of record at the close of business on November 9, 2012. Future dividends will be determined at the discretion of the Board of Directors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended September 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of September 30, 2012, we estimate it will take approximately 14 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in certain countries in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of September 30, 2012, the deferred income associated with this contract totaled $3.0 million.

In the event of early termination of any of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of September 30, 2012, there were $74.3 million of loans outstanding to franchisees that we had guaranteed under three such programs, with additional franchisee borrowing capacity of approximately $211.1 million remaining. Our maximum guarantee liability under these three programs is limited to an aggregate of $25.3 million, assuming full utilization of all borrowing capacity. As of September 30, 2012, the liability we recorded to reflect the fair value of these guarantee obligations was $2.3 million. No events of default have occurred and no payments have been made by us in connection with these guarantees through September 30, 2012.

Contractual Obligations

As of September 30, 2012, there were no material changes to our contractual obligations, which are detailed in our Registration Statement on Form S-1 filed with the SEC on June 18, 2012, for the year ended December 31, 2011. We completed the refinancing of our term debt with the 2012 Credit Agreement, as discussed above. The following table provides an update as of September 30, 2012 of the long-term debt contractual obligations presented in our Registration Statement on Form S-1 filed with the SEC on June 18, 2012 for the year ended December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$3,140.3	$39.9	$157.6	$1,139.1	$1,803.7
Interest (1)	899.1	134.2	263.5	288.0	213.4

Total	$4,039.4	$174.1	$421.1	$1,427.1	$2,017.1

(1)	We have estimated our interest payments through the maturity of our debt based on LIBOR rates at September 30, 2012 and the fixed interest rate on the Senior Notes and Discount Notes.

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

New Accounting Pronouncements

See Note 2 — New Accounting Pronouncements, in the notes to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the nine months ended September 30, 2012 to the disclosures made in Part II, Item 7A of our Registration Statement on Form S-1 filed with the SEC on June 18, 2012 for the year ended December 31, 2011, other than the following information related to new cross-currency rate swap derivatives and forward-starting interest rate swaps.

During the first quarter of 2012, we entered into cross-currency rate swaps with an aggregate notional value of $230 million to hedge a portion of the net investment in a Swiss subsidiary, Burger King Europe GmbH. These swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in US dollars. Changes in the fair value of these instruments are immediately recognized in accumulated other comprehensive income (loss) to offset the change in the value of the net investment being hedged. At September 30, 2012, the estimated fair value of our cross-currency rate swaps was a liability of $0.4 million. These instruments mature on an amortization schedule, with a final maturity of October 19, 2016. A hypothetical 10% strengthening of the Euro relative to the U.S. dollar as of September 30, 2012, would result in an after-tax translation loss of $15.7 million within accumulated other comprehensive income (loss). A hypothetical 10% weakening of the Euro relative to the U.S. dollar as of September 30, 2012, would result in an after-tax translation gain of $15.7 million within accumulated other comprehensive income (loss). Gains (losses) on the net investment hedge recorded in accumulated other comprehensive income (loss) would be offset by a corresponding decrease (increase) in the carrying amount of our net investment in Burger King Europe GmbH.

During the third quarter of 2012, we began to hedge the variability of forecasted interest payments associated with changes in interest rates beginning in 2015 and 2016 using forward-starting interest swaps. In August 2012, we entered into three forward-starting interest rate swaps with a total notional value of $2.3 billion with terms calling for us to receive interest quarterly at a variable rate equal to the forward 90-day LIBOR swap rate and to pay interest quarterly at a fixed rate. The forward-starting interest rate swaps effectively fix the interest rate on $1.0 billion of floating-rate debt beginning 2015 and $1.3 billion of floating-rate debt starting 2016. At September 30, 2012, the estimated fair value of our forward starting interest rate swaps was a liability of $12.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectation that the mix of Company restaurant and franchise revenue will shift towards franchise revenue as we continue to implement our global portfolio realignment project; our expectations and belief regarding the costs of implementing our global portfolio realignment project; our expectations and belief regarding our ability to accelerate international development, drive sales and traffic in the U.S. and Canada, drive corporate level general and administrative expense efficiencies and aggressively pursue refranchising opportunities; our expectations and belief that the acceleration of our refranchising strategy will reduce capital expenditures and other costs, increase royalty revenues and allow management to focus on strategic issues; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps and to hedge our net investment in a Swiss subsidiary through the purchase of cross-currency swaps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

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

•

Risks related to our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our 2012 Credit Facilities, Senior Notes and Discount Notes;

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

•	Our ability to successfully execute our global portfolio realignment project to increase sales and profitability;

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our 2012 Credit Agreement, Senior Notes Indenture and Discount Notes Indenture;

•

Risks related to the ability of counterparties to our 2012 Credit Facilities, interest rate caps, cross-currency swaps and foreign currency forward contracts to fulfill their commitments and/or obligations;

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

Part II – Other Information

Item 6. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.30	Credit Agreement dated as of September 28, 2012 among Burger King Holdings, Inc., Burger King Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Syndication Agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, HSBC Bank USA, N.A., Goldman Sachs Bank USA, Credit Suisse AG, Cayman Islands Branch and Regions Bank, as Documentation Agents and the lenders party thereto.

10.31	Guarantee and Collateral Agreement dated as of September 28, 2012 made by Burger King Holdings, Inc., Burger King Corporation and the Guarantors identified therein in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.32	Guarantee Agreement dated as of September 28, 2012 made by Burger King Worldwide, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING WORLDWIDE, INC. (Registrant)

Date: October 29, 2012	By:	/s/ Daniel Schwartz
	Name:	Daniel Schwartz, principal financial officer
	Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.30	Credit Agreement dated as of September 28, 2012 among Burger King Holdings, Inc., Burger King Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Syndication Agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, HSBC Bank USA, N.A., Goldman Sachs Bank USA, Credit Suisse AG, Cayman Islands Branch and Regions Bank, as Documentation Agents and the lenders party thereto.

10.31	Guarantee and Collateral Agreement dated as of September 28, 2012 made by Burger King Holdings, Inc., Burger King Corporation and the Guarantors identified therein in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

10.32	Guarantee Agreement dated as of September 28, 2012 made by Burger King Worldwide, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document