Form 10-K
period 2012-12-31
Burger King Worldwide, Inc.
filed 2013-02-22
CIK 1547282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35511

BURGER KING WORLDWIDE, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	45-5011014
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of Principal Executive Offices)	(Zip Code)

(305) 378-3000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        ☐  No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        ☐  No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes        ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes        ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        ☐  No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2012, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $928,916,314.

The number of shares outstanding of the registrant’s common stock as of February 11, 2013 was 350,332,742 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

BURGER KING WORLDWIDE, INC.

2012 FORM 10-K ANNUAL REPORT

Burger King® and Whopper® are trademarks of Burger King Corporation. References to Fiscal 2010 and Fiscal 2009 in this Form 10-K are to the fiscal years ended June 30, 2010 and 2009, respectively, references to the Transition Period are to the six months ended December 31, 2010 and references to 2012 and 2011 are to the fiscal years ended December 31, 2012 and 2011, respectively. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Worldwide, Inc. and its subsidiaries.

In this document, we rely on and refer to information regarding the restaurant industry, the quick service restaurant segment and the fast food hamburger restaurant category that has been prepared by the industry research firm The NPD Group, Inc. (which prepares and disseminates Consumer Reported Eating Share Trends, or CREST® data) or compiled from market research reports, analyst reports and other publicly available information. All industry and market data that are not cited as being from a specified source are from internal analysis based upon data available from known sources or other proprietary research and analysis.

Item 1.	Business

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of December 31, 2012, we owned or franchised a total of 12,997 restaurants in 86 countries and U.S. territories. Of these restaurants, 418 were Company restaurants and 12,579, or approximately 97% of all Burger King restaurants, were owned by our franchisees. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees and (3) retail sales at Company restaurants.

We believe that we can deliver value to our shareholders and enhance the Burger King brand by focusing our efforts on the stewardship of our brand. We currently have a higher percentage of franchise restaurants than our major competitors in the FFHR category, and our goal is to transition to a nearly 100% franchised business model. We believe that our franchise-dominated business model will increase our profitability and cash flow since the capital required to expand our restaurant portfolio and re-image and maintain existing Burger King restaurants will principally be provided by our franchisees. Furthermore, we believe that our shift away from significant restaurant ownership will permit us to focus on narrowing the average restaurant sales gap with our peers, through menu innovation, franchisee operational support and brand development.

Our History

We were founded in 1954 when James McLamore and David Edgerton opened the first Burger King restaurant in Miami, Florida and in 1957 we introduced our signature Whopper® sandwich. In October 2010 we were acquired by 3G Capital Special Situations Fund II, L.P. (“3G”), which is controlled by 3G Capital Partners, Ltd., an investment firm based in New York (“3G Capital”). On June 20, 2012, upon our merger with a subsidiary of Justice Holdings Limited (“Justice”), we changed our name to Burger King Worldwide, Inc. and listed our shares on the New York Stock Exchange under the symbol “BKW”.

Our Industry

We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc. (“NPD Group”), which prepares and disseminates CREST® data, QSR consumer spending has grown at an annual rate of 3% over the past 10 years, totaling approximately $248 billion for the 12-month period ended November 2012.

According to NPD Group, the FFHR category is the largest category in the QSR segment, generating consumer spending of $72.0 billion in the United States for the 12-month period ended November 2012, representing 29% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2012, Burger King accounted for approximately 12% of total FFHR consumer spending in the United States.

Our Business Strategy

We believe there are significant growth opportunities for our Company and the Burger King system by:

•	Driving Sales and Traffic in the U.S. and Canada: We have identified the four priorities, or “pillars,” that we believe will enable us to drive future sales and traffic in the U.S. and Canada.

•

Menu.    The strength of our menu has been built on our distinct flame-grilled cooking platform to make better tasting burgers. During 2012, we launched four new menu platforms (salads, wraps, smoothies and desserts) and expanded our chicken, coffee and ancillary menu platforms. We will continue to optimize our menu by focusing on our core products, such as our flagship Whopper sandwich, while broadening the depth and breadth of our menu to appeal to a broader range of consumers.

•

Marketing Communications.    We have established a data driven marketing process which is focused on driving restaurant sales and traffic, while targeting a broader consumer base with more inclusive messaging to reach women, parties with children and seniors. We have launched a new food-centric marketing strategy with the tagline “Taste is King”, which we believe will refocus our consumers on our food, which is our core asset. We believe that this food-centric marketing strategy will allow us to strike a balance between value promotions and premium limited time offerings to drive profitable restaurant sales and traffic.

•

Operations.    We believe that improving restaurant operations and enhancing the customer experience are key components to increasing the profitability of the Burger King system. As part of our franchisee-focused approach to our business, we have implemented standardized restaurant crew training and restructured our field teams to significantly increase our field presence and more closely align the compensation of these field teams with restaurant performance.

•

Image.    We believe that re-imaged Burger King restaurants increase curb appeal and result in increased customer sales. Our goal is to have 40% of our U.S. and Canada Burger King restaurants on a modern image by 2015. We have lowered the cost of remodeling restaurants by improving the supply chain and providing franchisees with financial incentives and access to a third-party financing program to assist them in their remodeling efforts. Re-imaged restaurants have experienced a sales uplift of approximately 10-15% on average, enabling our franchisees the opportunity to achieve an attractive return on their investment.

•

Accelerating international development:    We believe that international development will be one of the principal drivers of long-term growth of the business and value for our shareholders. We seek to accelerate our international growth by:

•	creating strategic joint ventures with accelerated development targets, in which we retain a significant minority equity interest without deploying new capital; and

•	entering into master franchise and development agreements with experienced local operators.

Generally, these strategic arrangements grant one or more franchisees the exclusive right to develop and manage Burger King restaurants in a specific country or region. We expect to focus our international expansion plans predominantly in high-growth emerging markets where we believe our current penetration is low relative to our potential. We believe this strategy will permit us to capitalize on under-penetrated markets and rising middle class consumer spending.

During 2012, we entered into joint venture agreements for China, Russia, South Africa and Central America and granted master franchise and development rights for each market. We also entered into an agreement with our largest franchisee in Mexico to establish a joint venture in that country, which we expect will close in 2013. In each joint venture, we typically pair a proven local operator with a strong financial partner while retaining an equity stake and board seats. Also during 2012, we entered into development agreements with franchisees in Singapore, Malaysia, Vietnam, Korea, the Nordic countries (Norway, Sweden and Denmark) and Colombia, and we are actively seeking strategic partners to accelerate our international expansion in other countries.

•

Continuing to Implement our Refranchising Initiative:    As part of our goal to approach a nearly 100% franchised business model, we continue to focus on refranchising Company restaurants to new and existing franchisees. We believe that our refranchising strategy will continue to enhance our cash flow, accelerate our re-imaging initiative and strengthen relationships with key franchisees.

Once we have reached a nearly 100% franchise system, we believe we will be one of the few pure franchise and real estate companies in our QSR peer group. During 2012, we refranchised 871 Company restaurants, of which 752 were located in the United States and 119 were located in other countries, bringing our system to 97% franchised. As a result of our refranchising activity, we have achieved significant progress towards our goal and, as of December 31, 2012, had 12,579 Burger King franchise restaurants and 418 Company restaurants, as compared to 11,217 and 1,295, respectively, as of December 31, 2011.

•

Driving corporate-level G&A efficiencies:    We are committed to maintaining our corporate-level G&A at current levels through our “Zero Based Budgeting” program. This annual planning method is designed to build a strong ownership culture by requiring departmental budgets to estimate and justify costs and expenditures from a “zero base,” rather than focusing on the prior year’s base. As part of our commitment, we tie a significant portion of management’s incentive compensation specifically to our G&A budget.

Global Operations

We operate in four reporting segments: (i) the U.S. and Canada; (ii) Europe, the Middle East and Africa, or EMEA; (iii) Latin America and the Caribbean, or LAC and (iv) Asia Pacific, or APAC. We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 20 of this Form 10-K.

The table below sets forth our restaurant portfolio in each of our four operating segments as of December 31, 2012:

	Worldwide	U.S. & Canada	EMEA	LAC	APAC
Restaurants
Company	418	183	132	100	3
Franchise	12,579	7,293	2,989	1,290	1,007
Total	12,997	7,476	3,121	1,390	1,010
% Total	100%	57%	24%	11%	8%

United States and Canada (U.S. and Canada)

As of December 31, 2012, we had 7,293 franchise restaurants and 183 Company restaurants in the U.S. and Canada, as compared to 6,561 and 939, respectively, as of December 31, 2011. During 2012, we refranchised 752 restaurants in the U.S. and Canada, bringing the region to 98% franchised as of December 31, 2012. In connection with the refranchising to Carrols Restaurant Group, Inc., our largest franchisee (“Carrols”), we received cash, a 28.9% equity interest in Carrols and board seats. During 2012, we also continued to implement our Four Pillars strategy to improve comparable sales growth and franchise profitability by enhancing our Menu, Marketing Communications, Image, and Operations. We believe that this approach will enable us to deliver an enjoyable customer experience and improve the attractiveness of our brand to current and prospective franchisees by driving positive, profitable sales growth.

The table below sets forth our restaurant portfolio in the U.S. and Canada as of December 31, 2012 and 2011:

	Number of Restaurants
	2012	2011
Country:
US	7,183	7,204
Canada	293	296

Total	7,476	7,500

Europe, the Middle East and Africa (EMEA)

EMEA is the second largest region, as measured by number of restaurants. As of December 31, 2012, we had 2,989 franchise restaurants and 132 Company restaurants in EMEA, as compared to 2,690 and 192, respectively, as of December 31, 2011. While Germany continues to be the largest market in EMEA with 684 restaurants as of December 31, 2012, Turkey and Russia are two of our fastest growing markets with net openings of 78 restaurants and 47 restaurants, respectively, during 2012. During 2012, we refranchised all of our Company restaurants in the United Kingdom, bringing the region to 96% franchised. We plan to refranchise our remaining Company restaurants in Germany and Spain during 2013. We will continue to evaluate opportunities to accelerate development, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees. We believe there are significant growth opportunities throughout the EMEA region.

As part of our international growth strategy, we entered into several important agreements in 2012:

•

Russia.    In June 2012, we entered into a joint venture agreement in Russia to accelerate unit development in this attractive growth market. We partnered with VTB Capital, the investment arm of Russia’s second largest bank, and Burger King’s largest Russian franchisee, Burger Rus. We granted exclusivity and sub-franchising rights in the Russian market to the joint venture, and received a minority equity stake and board seats, without deploying our own capital.

•

South Africa.    In November 2012, we entered into a joint venture agreement with Grand Parade Investments, Ltd. (GPI), a leading operator of hospitality, gaming and leisure companies in the region, to develop the Burger King brand in South Africa. We believe Sub-Saharan Africa represents an attractive long-term growth opportunity, and this agreement will enable Burger King to begin building its brand in the region. We granted the joint venture exclusive development and sub-franchising rights in the country and received a minority equity stake without deploying our own capital. The opening of the first restaurant is planned for Cape Town in 2013.

•

Autogrill.    In November 2012, we entered into an agreement with Autogrill to develop Burger King restaurants at captive locations such as highways, train stations and airports in France, Switzerland, Poland, Italy, Czech Republic, Germany and the Netherlands. We are underpenetrated in many of these countries compared to our peers, and believe that this agreement is an important first step to accelerate development in the region.

The table below sets forth our restaurant portfolio in our major markets in EMEA and all other markets as of December 31, 2012 and 2011:

	Number of Restaurants
	2012	2011
Country:
Germany	684	678
Spain	522	484
Turkey	486	408
UK	473	469
Italy	91	72
Russia	86	39
Saudi Arabia	80	64
Sweden	79	71
UAE	68	60
Kuwait	64	61
Netherlands	56	54
Norway	32	32
Other	400	390

Total	3,121	2,882

Latin America and the Caribbean (LAC)

As of December 31, 2012, we had 1,290 franchise and 100 Company restaurants in LAC, as compared to 1,125 and 97, respectively, as of December 31, 2011. In 2011, BKW entered into a joint venture agreement with Vinci Partners for Brazil and granted exclusive master franchise and development rights to the joint venture. We received a significant minority stake and board seats in the joint venture without deploying our own capital. We are encouraged by the initial success of our joint venture in Brazil. We believe that there are significant growth opportunities in LAC, particularly in Brazil, Mexico, Colombia and Central America.

As part of our international growth strategy, we entered into several important agreements in 2012:

•	Colombia. In October 2012, we entered into an exclusive agreement with Fondo Escala Capital and Promotora to develop Burger King restaurants in Colombia.

•

Mexico.    In December 2012, we entered into an agreement with Alsea S.A.B. de C.V., the parent of our largest franchisee in Mexico, to establish a joint venture in Mexico. Under this agreement, we will contribute all of our Company restaurants in Mexico and grant exclusive master franchise and development rights for Mexico to the joint venture. We will receive a significant minority interest in the joint venture, cash and board seats. We expect this transaction to close in 2013, at which time LAC will become 100% franchised.

•

Central America.    In December 2012, we created a joint venture in Central America with BEBOCA LTD, our franchisee in Costa Rica and Panama. This multi-country joint venture is a first of its kind for the Burger King brand worldwide. The new joint venture acquired exclusive master franchise and development rights for Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama. We received a significant minority stake in the joint venture without deploying our own capital.

The table below sets forth our restaurant portfolio in our major markets in LAC and in all other markets as of December 31, 2012 and 2011:

	Number of Restaurants
	2012	2011
Country:
Mexico	431	415
Brazil	224	140
Puerto Rico	183	180
Argentina	65	58
Venezuela	63	54
Colombia	28	18
Other	396	357

Total	1,390	1,222

Asia Pacific (APAC)

As of December 31, 2012, we had 1,007 franchise and 3 Company restaurants in APAC, as compared to 841 and 67, respectively, as of December 31, 2011. Australia is the largest market in APAC, with 357 restaurants as of December 31, 2012, all of which are franchised and operated under the name Hungry Jack’s®, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King. We believe there are significant growth opportunities in APAC, and we will continue to pursue master franchise agreements and joint ventures throughout the region.

As part of our international growth strategy, we entered into several important agreements in 2012:

•

China.    In June 2012, we entered into a joint venture agreement for China to accelerate unit development in this attractive growth market. We partnered with Cartesian Capital Group, a global private equity firm, and members of the Kurdoglu family, who operate BKW’s largest international franchisee, TAB Gida. We contributed our 44 Company restaurants in China to the joint venture in exchange for a significant minority equity stake and board seats, and we granted exclusive development and sub-franchising rights for the Chinese market to the joint venture.

•

Singapore / Malaysia.    In September 2012, we sold 38 company-owned restaurants to Rancak Selera, the current Burger King franchisee in Malaysia. As part of the transaction, BKW and Rancak Selera entered into master franchise and development agreements to further develop the Burger King brand in both Malaysia and Singapore over the next 20 years.

The table below sets forth our restaurant portfolio in our major markets in APAC and in all other markets as of December 31, 2012 and 2011:

	Number of Restaurants
	2012	2011
Country:
Australia	357	347
South Korea	139	128
China	86	56
New Zealand	82	79
Japan	64	44
Malaysia	43	34
Singapore	41	45
Indonesia	40	30
Thailand	29	27
Other	129	118

Total	1,010	908

U.S. and Canada Re-imaging Program

As part of our Four Pillars strategy for the U.S. and Canada, we have implemented a re-imaging program to enhance our customers’ restaurant experience. We have developed a modern “20/20” restaurant design, which draws inspiration from our signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. Rigorous consumer testing confirmed the 20/20 image was the right one for Burger King. Re-imaged restaurants have experienced a sales uplift of approximately 10% to 15%, on average. The average cost to re-image a restaurant is approximately $300,000, down from approximately $500,000-$600,000.

Our goal is to have 40% of U.S. and Canada Burger King restaurants on a modern image by 2015. As of December 31, 2012, 19% of the restaurants in the U.S. and Canada are on a modern image, up from 11% as of December 31, 2011. During 2012 we instituted an initiative in the U.S. to accelerate the pace of re-imaging by offering temporary financial incentives to franchisees. We also introduced a third party lending program to provide financing to U.S. franchisees to facilitate their remodeling efforts. We believe that our lower-cost 20/20 image remodel, coupled with favorable financing terms offered by the third party lending program, is a cost effective solution that will drive meaningful sales uplifts and provide an attractive return on investment for our franchisees.

Marketing Fund

Our company restaurants and our franchisees make monthly contributions, generally 4% to 5% of restaurant gross sales, to managed advertising funds. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions. In addition to the mandated advertising fund contributions, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area level by making contributions beyond those required for participation in the national advertising fund.

In the U.S. and Canada and other markets where we have historically owned Company restaurants, the Company manages the advertising fund. In other international markets, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide franchisees with advertising support and guidance in order to deliver a consistent global brand message.

In the United States and in countries where we have Company restaurants or manage the advertising fund, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions, among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements, to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In the United States and certain other markets, we typically conduct a non-binding poll of our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign.

In 2012, the advertising fund in the United States was impacted by a temporary reduction in advertising fund contributions paid by the Company and U.S. franchisees associated with incentives to accelerate implementation of restaurant equipment initiatives, and we expect that the reduction in advertising contributions will continue until 2016.

Product Development

New product development is a key driver of our long-term success. We believe the development of new products can drive traffic by expanding our customer base, allow restaurants to expand into new day parts, and continue to build brand leadership in food quality and taste. Product innovation begins with an intensive, data-driven research and development process that analyzes potential new menu items, including extensive consumer testing and ongoing analysis of the economics of food cost, margin and final price point.

As part of the “Menu” pillar in the U.S. and Canada, we launched four new menu platforms (salads, wraps, smoothies and desserts) and expanded our chicken, coffee and ancillary menu platforms. In 2013, our menu strategy will focus on enhancing core menu items, such as our great tasting line of burgers, while also introducing a variety of new products across multiple platforms. We expect to maintain a rigorous pace of new product innovation through the introduction of new products that will balance premium menu items with value offerings.

Operations Support

Our operations strategy is designed to drive best-in-class restaurant operations by our franchisees and improve friendliness, cleanliness, speed of service and overall guest satisfaction to drive long-term growth. We have uniform operating standards and specifications relating to selection of menu items, maintenance and cleanliness of the premises and employee conduct. In addition, all Burger King restaurants are required to be operated in accordance with quality assurance and health standards which we establish, as well as standards set by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking and holding times and temperatures, sanitation and cleanliness.

We closely supervise the operation of all of our Company restaurants to help ensure that standards and policies are followed and that product quality, guest service and cleanliness of the restaurants are maintained. We require each franchisee’s managing owner and designated restaurant manager to complete initial and ongoing training programs provided by us, including minimum periods of classroom and on the job training. In the U.S., we and an independent outside vendor administer the Restaurant Food Safety certification, which is intended to bring heightened awareness to food safety, and includes immediate follow-up procedures to take any action needed. Additionally, to improve our focus on in-store operations, we use “GUEST TRAC” surveys in the U.S. and many other countries to assess customer satisfaction with restaurant operations. We have improved our responsiveness to guest experience reporting through a more user-friendly website.

During 2012, we implemented a field optimization project in the U.S. to significantly increase our field presence to support franchise operations, which we believe will help improve restaurant operations. We adopted a new field management structure with “Sales, Profit, and Operations Coaches” who work shoulder-to-shoulder with restaurant teams to increase customer satisfaction, operational efficiency, and franchise profitability. Additionally, we reduced the number of restaurants managed by each coach to 30, down from 90, to enable coaches to work more closely with franchisees. Additionally, we incentivize our coaches so their compensation structure is linked to franchise restaurant performance. A coach’s compensation is measured on business performance and customer satisfaction scores through the GUEST TRAC system to drive sales, profitability and operational excellence across all major indicators of restaurant performance (friendliness, cleanliness, speed of service and food quality).

Franchise Agreements

General.    We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. For each franchise restaurant, we generally enter into a franchise agreement covering a standard set of terms and conditions. Recurring fees consist of monthly royalty and advertising payments. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales.

Franchise agreements are not assignable without our consent, and we generally have a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with our standards) can lead to termination of the franchise agreement. Prospective franchisees must meet our minimum approval criteria to ensure that they are adequately capitalized and that they satisfy certain other requirements.

U.S. and Canada.    In the U.S. and Canada, we typically enter into a separate franchise agreement for each restaurant. The typical franchise agreement in the U.S. and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. Subject to the incentive programs described below, most existing franchise restaurants pay a royalty of 4.5% in the U.S. and 4.0% in Canada. Since June 2003, most new franchise restaurants opened and franchise agreements renewed in the United States generated royalties at the rate of 4.5% of gross sales for the full franchise term. The weighted average royalty rate in the U.S. and Canada was 3.9% as of December 31, 2012. In addition to their royalties, franchisees in the U.S. and Canada are generally required to make a contribution to the advertising fund equal to a percentage of gross sales, typically 4%, on a monthly basis.

During 2012, we offered franchisees reduced up-front franchise fees and limited-term royalty rate reductions to accelerate development of new restaurants. This development incentive program will remain in place during 2013. In addition, in an effort to improve the image of our restaurants in the United States, we offered U.S. franchisees reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants in our 20/20 image during 2011 and 2012. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2021. However, we expect this impact to be partially mitigated as we will also be entering into new franchise agreements in the United States with a 4.5% royalty rate as well as benefits derived from sales increases as a result of our reimaging initiative.

International.    Historically, in our international markets, we entered into franchise agreements for each restaurant with up-front franchise fees and monthly royalties and advertising contributions each of up to 5% of gross sales. However, as part of our international growth strategy, we have increasingly entered into master franchise agreements or development agreements that grant franchisees exclusive development rights and, in some cases, require them to provide support services to other franchisees in their markets. We enter into these agreements with well capitalized partners who are willing to make substantial upfront equity commitments, agree to aggressive development targets, and have strong local management teams. The up-front franchise fees and royalty rate paid by master franchisees vary from country to country, depending on the facts and circumstances of each market.

In some countries, we have entered into master franchise agreements that allow franchisees to sub-franchise restaurants to other franchisees within their territory. In other countries, we have entered into arrangements with franchisees under which they have agreed to nominate third party franchisees to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to franchisees on our behalf, and, in some cases, we have agreed to share royalties and franchise fees paid by such third party franchisees. As part of our international growth strategy, we are also entering into joint ventures with franchisees and granting master franchise and development rights to these entities. As part of these arrangements, we seek to receive a significant minority equity stake in the joint venture without deploying our capital. We expect to continue to use this investment vehicle as one of the strategies to increase our presence globally.

Franchise Restaurant Leases.    We have not historically required that we own the land or the building associated with our franchise restaurants and our standard franchise agreement does not contain a lease component. However, in implementing our refranchising initiative, we have, in many circumstances, retained the lease or title on the property and building associated with the refranchised restaurants. Consequently, the number of our property leases with franchisees increased significantly during 2012. To the extent that we lease or sublease the property to a franchisee, we will enter into a separate lease agreement. For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of December 31, 2012, we leased or subleased to franchisees 1,741 properties in the U.S. and Canada and 132 properties in EMEA, primarily sites located in the U.K. and Germany. These properties represented approximately 24% and 4%, respectively, of our total franchise restaurant count in such regions. As of December 31, 2012, we did not own or lease any properties to franchisees in APAC or LAC.

Supply and Distribution

General. We establish the standards and specifications for most of the goods used in the development and operation of our restaurants and for the direct and indirect sources of supply of most of those items. These requirements help us assure the quality and consistency of the products sold at our restaurants and protect and enhance the image of the Burger King system and the Brand.

In general, we approve the manufacturers of the food, packaging and equipment products and other products used in Burger King restaurants, as well as the distributors of these products to Burger King restaurants. Franchisees are generally required to purchase these products from approved suppliers and distributors. We consider a range of criteria in evaluating existing and potential suppliers and distributors, including product and service consistency, delivery timeliness and financial condition.

U.S. and Canada. Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system in the United States. As the purchasing agent for the Burger King system in the United States, RSI negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the Company restaurants and franchisees who appoint RSI as their agent for these purposes. As of December 31, 2012, RSI was appointed the distribution manager for approximately 91% of the restaurants in the United States. A subsidiary of RSI acts as purchasing agent for food and paper products for our Company and franchise restaurants in Canada under a contract with us. As of December 31, 2012, four distributors serviced approximately 85% of U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

In Fiscal 2000, we entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply Company restaurants and franchise restaurants with their products and which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2012, we estimate that it will take approximately 12 years to complete the Coca-Cola and Dr Pepper/Snapple, Inc. purchase commitments. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $555.0 million as of December 31, 2012 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.

International. There is currently no designated purchasing agent that represents franchisees in our international regions. We approve suppliers and distributors and use similar standards and criteria to evaluate international suppliers that we use for U.S. suppliers. Franchisees may propose additional suppliers, subject to our approval and established business criteria.

Intellectual Property

We own valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. As of December 31, 2012, we owned approximately 4,053 trademark and service mark registrations and applications and approximately 1,092 domain name registrations around the world, some of which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees. Our patents are of varying duration.

Competition

We operate in the FFHR category of the QSR segment of the broader restaurant industry. We compete in the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. In the FFHR industry our principal competitors are McDonald’s Corporation, or McDonald’s, and The Wendy’s Company, or Wendy’s, as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. We also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains and (iii) convenience stores and grocery stores. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Government Regulation

General. As a manufacturer and distributor of food products, we and our franchisees are subject to food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States, the United Kingdom and Spain. Certain counties, states and municipalities, such as California, Vermont, New York City, and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level. Regulators in Canada and in other countries are proposing to take steps to reduce the level of exposure to acrylamide, a potential carcinogen that naturally occurs in the preparation of foods such as french fries.

U.S. and Canada. We and our franchisees are subject to U.S. and international laws affecting the operation of our restaurants and our business. Each of our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. Our restaurant operations are also subject to laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages.

We and our franchisees are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers and financial information.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws and similar foreign agencies. The rules of the FTC and those of a number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise disclosure document with state authorities and the delivery of a franchise disclosure document to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

International. Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting us and our franchisees in the U.S., including laws and regulations concerning franchising, zoning, health, safety, sanitation, and building and fire code. We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement, and tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Environmental Matters

We are subject to various federal, state and local environmental regulations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives caused an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions which could adversely impact our operations and/or increase the cost of our food and other supplies in ways which we cannot predict at this time.

Seasonal Operations

Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months when weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Our Employees

As of December 31, 2012, we had approximately 10,870 employees in our Company restaurants, restaurant support centers and field operations.

Available Information

The Company makes available free of charge on or through the Investor Relations section of its internet website at www.bk.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including this report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing or furnishing such material with the SEC. This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The material may also be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee and Compensation Committee of the Board of Directors are posted on the Investor Relations section of our website, www.bk.com.

Our principal executive offices are located at 5505 Blue Lagoon Drive, Miami, Florida 33126 (305-378-3000).

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our belief and expectations regarding our ability to drive sales and traffic in the U.S and Canada through execution of our four pillars strategy of marketing communications, menu, operations and image; our beliefs and expectations regarding the strength of our menu and our ability to optimize our menu by focusing on core products while continuing to enhance our menu to appeal to a broader range of consumers; our belief and expectations regarding the ability of our new field structure to improve our restaurant operations in the U.S. and Canada, including speed of service and restaurant cleanliness; our belief and expectations that our re-imaged restaurants will generate significant sales uplifts and high return on capital for our franchisees; our belief and expectations that our refranchising initiative will be completed by the end of 2013 and will continue to enhance our cash flow, accelerate our re-imaging initiative and strengthen relationships with key franchisees; our belief and expectations that our international growth strategy of utilizing strategic joint ventures and master franchise and development agreements will permit us to capitalize on emerging markets and rising middle class consumer spending; our belief and expectations regarding new market entries in 2013 and beyond; our belief and expectations regarding significant international growth opportunities; our ability to manage fluctuations in foreign currency exchange and interest rates; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; and our expectations regarding unrecognized tax benefits. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

Risks related to our business

Our success depends on our ability to compete with our major competitors, many of which have greater resources than we do.

The restaurant industry is intensely competitive and we compete in the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. In the FFHR industry our principal competitors are McDonald’s and Wendy’s as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. To a lesser extent, we also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to effectively respond to consumer preferences and to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to (1) react to changes in pricing, marketing and the QSR segment in general more quickly and more effectively than we can, (2) rapidly expand new product introductions, (3) spend significantly more on advertising, marketing and other promotional activities than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers and (4) devote greater resources to accelerate their restaurant remodeling and rebuilding efforts. Moreover, certain of our major competitors have completed the reimaging of a significant percentage of their store base. These competitive advantages arising from greater financial resources and economies of scale may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. Such competition may adversely affect our revenues and profits by reducing revenues of Company restaurants and royalty payments from franchise restaurants.

The market for retail real estate is highly competitive. Based on their size advantage and/or their greater financial resources, some of our competitors may have the ability to negotiate more favorable lease terms than we can and some landlords and developers may offer priority or grant exclusivity to some of our competitors for desirable locations. As a result, we may not be able to obtain new leases or renew existing leases on acceptable terms, if at all, which could adversely affect our sales and brand-building initiatives.

Economic conditions have, and may continue to, adversely affect consumer discretionary spending which could negatively impact our business and operating results.

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, increased energy prices, inflation, foreclosures, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. During the recent recession, as a result of these factors we experienced reduced revenues and sales deleverage, spreading fixed costs across a lower level of sales and causing downward pressure on our profitability. These factors also reduced sales at franchise restaurants, resulting in lower royalty payments from franchisees.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2012, we had aggregate outstanding indebtedness of $2,950.2 million, including $1,718.7 million outstanding under our senior secured credit facility (the “2012 Credit Agreement”), $794.5 million of 9 7/8% senior notes due 2018 (the “Senior Notes”) and $407.1 million of 11.0% senior discount notes due 2019 (the “Discount Notes”). Subject to certain restrictions under our existing indebtedness, we and BKC may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

As a consequence of our indebtedness, (1) demands on our cash resources may increase and (2) we are subject to significant operating and financial restrictions on us that may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to, among other things, (i) incur additional indebtedness and guarantee indebtedness, (ii) prepay, redeem or repurchase certain debt, (iii) make loans and investments, including loans to our franchisees or strategic partners, (iv) sell or otherwise dispose of assets or (v) incur liens. In addition, the restrictive covenants in the 2012 Credit Agreement require BKC to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control.

A breach of our covenants under the Senior Notes Indenture, the Discount Notes Indenture or the Credit Agreement could result in an event of default under the applicable indebtedness. Any such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries would not have sufficient assets to repay that indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Notes Indenture, the Discount Notes Indenture and the Credit Agreement restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct a substantial portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our indebtedness (unless they are guarantors thereof) or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Senior Notes Indenture, the Discount Notes Indenture and the agreements governing certain of our other existing indebtedness limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our franchise dominated business model presents a number of disadvantages and risks.

We have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category, and we expect the number of franchise restaurants to increase as we continue to implement our refranchising strategy and our growth plans. Our highly franchised business model presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives. For example, our success in executing one of our key strategies (re-imaging our store base) will depend on the ability and willingness of our franchisees to reinvest in remodeling or rebuilding their stores. As part of our global portfolio realignment project, we intend to increase the number of franchised restaurants; therefore, the problems associated with these drawbacks may be exacerbated and may present a significant challenge for management.

A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreements and, if applicable, lease agreements with us. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements pursuant to Section 365 under the United States Bankruptcy Code, in which case there would be no further royalty payments and/or rent payments from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Our principal competitors may have greater influence over their respective restaurant systems than we do because of their significantly higher percentage of Company restaurants and/or ownership of franchisee real estate. McDonald’s and Wendy’s have a higher percentage of Company restaurants than we do, and, as a result, they may have a greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

Franchisee support of our marketing and advertising programs is critical for our success.

The support of our franchisees is critical for the success of our marketing programs and any new capital intensive or other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Our franchisees may not continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Our operating results are closely tied to the success of our franchisees; however, our franchisees are independent operators and we have limited influence over their restaurant operations.

We receive revenues in the form of royalties and fees from our franchisees. As a result, our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability and financial viability. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. Pursuant to the franchise agreements, we can, among other things, mandate menu items, signage, equipment, hours of operation and value menu, establish operating procedures and approve suppliers, distributors and products. However, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, such as our cleanliness standards, or standards set by federal, state and local governmental laws and regulations. In addition, franchisees may not hire and train qualified managers and other restaurant personnel. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements and our Manual of Operating Data, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.

If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions and rents, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Furthermore, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, or high real estate costs, or may be unable to renew due to the failure to secure lease renewals. If our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.

Termination of an arrangement with a master franchisee could adversely impact our results.

Internationally, we are moving to a business model in which we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to entire countries or, in some cases, multiple countries. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.

Sub-franchisees could take actions that could harm our business and that of our master franchisees.

In certain of our international markets, we enter into agreements with master franchisees that permit the master franchisee to develop and operate restaurants in defined geographic areas. As permitted by our master franchise agreements, certain master franchisees may elect to sub-franchise rights to develop and operate restaurants in the geographic area covered by the master franchise agreement. Our master franchise agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and, as a result, are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income paid to the applicable master franchisee and ultimately to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.

Our operating results depend on the effectiveness of our marketing and advertising programs.

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be materially and adversely affected. Moreover, because franchisees and Company restaurants contribute to our advertising fund based on a percentage of their gross sales, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs. In addition, in response to the recession, we have emphasized certain value offerings in our marketing and advertising programs to drive traffic at our stores. The disadvantage of value offerings is that the low-price offerings may condition our guests to resist higher prices in a more favorable economic environment.

The success of our global portfolio realignment project is dependent on transactions with strategic partners and may not yield the long term financial results that we expect. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners, and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We believe that our future growth and profitability will depend on our ability to successfully implement our global portfolio realignment project, including refranchising our remaining Company restaurants and accelerating international development with strategic partners and joint ventures. However, refranchisings may have unexpected and negative short term effects on our results of operations. For example, (i) our general and administrative expenses may increase as a result of severance and other termination costs incurred in connection with refranchisings and may continue to increase as a percentage of revenues, or (ii) we may be required to recognize accounting or tax gains or losses and/or impairments on refranchising transactions, which could adversely affect our results of operations for a specific period. Our ability to achieve the long-term benefits of our refranchising transactions will depend on (i) our ability to identify new or existing franchisees that are willing to acquire the remaining Company restaurants, and (ii) the ability and willingness of these new and existing franchises to remodel the refranchised restaurants and develop new restaurants within the market of the refranchised restaurants, and the pace of such remodeling and development activity.

We currently conduct a portion of our international operations through joint ventures and master franchisees and are actively seeking strategic partners for new joint venture and master franchise relationships as part of our overall strategy for international expansion. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage Burger King restaurants in a specific country or countries. A joint venture partnership involves special risks, such as our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. While we believe that our joint venture and master franchise arrangements provide us with experienced local business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations.

In addition, the U.S. Foreign Corrupt Practices Act, or “FCPA,” and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. Despite our compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees, agents, joint venture partners or franchisees. Violations of these laws, or allegations of such violations, may have a negative effect on our results of operations, financial condition and reputation.

Our future prospects depend on our ability to implement our strategy of increasing our restaurant portfolio.

We plan to significantly increase worldwide restaurant count. A significant component of our future growth strategy involves increasing our net restaurant count in our international markets. We and our franchisees face many challenges in opening new restaurants, including, among others:

•	the selection and availability of suitable restaurant locations;

•

the impact of local tax, zoning, land use and environmental rules and regulations on our ability and the ability of our franchisees to develop restaurants, and the impact of any material difficulties or failures that we and our franchisees experience in obtaining the necessary licenses and approvals for new restaurants;

•	the negotiation of acceptable lease terms;

•	the availability of bank credit and, for franchise restaurants, the ability of franchisees to obtain acceptable financing terms;

•	securing acceptable suppliers;

•	employing and training qualified personnel; and

•	consumer preferences and local market conditions.

In the past, we have approved franchisees that were unsuccessful in implementing their expansion plans, particularly in new markets. There can be no assurance that we will be able to identify franchisees who meet our criteria, or if we identify such franchisees, that they will successfully implement their expansion plans.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.

As of December 31, 2012, our restaurants were operated, directly by us or by franchisees, in 86 countries and U.S. territories (including Guam and Puerto Rico, which are considered part of our international business). During 2012, our revenues from international operations represented 43% of total revenues and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in the section and include the following:

•

governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the risk of single franchisee markets and single distributor markets;

•	the risk of markets in which we have granted exclusive development and subfranchising rights;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate;

•

the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	changing labor conditions and difficulties in staffing our international operations;

•

the impact of labor costs on our margins given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants; and

•	the effects of increases in the taxes we pay and other changes in applicable tax laws.

These factors may increase in importance as we expect our franchisees to open new restaurants in international markets as part of our growth strategy.

Our business is subject to fluctuations in foreign currency exchange and interest rates.

Our international operations are impacted by fluctuations in currency exchange rates and changes in currency regulations. In countries outside of the United States where we operate Company restaurants, we generally generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. Further, in some of our international markets, such as Canada and Mexico, our suppliers purchase goods in currencies other than the local currency in which they operate and pass all or a portion of the currency exchange impact on to us. In addition, our royalty payments in Europe and in certain other countries are denominated in currencies other than US dollars. Consequently, our franchise revenues from those counties are subject to fluctuations in currency exchange rates. Furthermore, our franchise royalties from our international franchisees are calculated based on local currency sales, consequently our franchise revenues are still impacted by fluctuations in currency exchange rates.

Fluctuations in interest rates may also affect our business. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate caps. These instruments are entered into with financial institutions and have reset dates and critical terms that match those of our forecasted interest payments. Accordingly, any changes in interest rates we pay are partially offset by changes in the market value associated with derivative financial instruments. We do not attempt to hedge all of our debt and, as a result, may incur higher interest costs for portions of our debt which are not hedged. In addition, we enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results.

As a result of entering into these hedging contracts with major financial institutions, we may be subject to counterparty nonperformance risk. Should there be a counterparty default, we could be exposed to the net losses on the hedged arrangements or be unable to recover anticipated net gains from the transactions.

Increases in food costs could harm our operating results and the operating results of our franchisees.

Our profitability and the profitability of our franchisees depend in part on our ability to anticipate and react to changes in food and supply costs. The market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), corn ethanol policy, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable. If the price of beef, chicken or other products that we use in our Company restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease for as long as we operate Company restaurants. In addition, if commodity prices rise, franchisees may experience reduced sales due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. Any such decline in franchisee sales will reduce our royalty income, which in turn may materially and adversely affect our business and operating results.

If we fail to successfully implement our restaurant reimaging initiative, our ability to increase our revenues may be adversely affected.

Our restaurant reimaging initiative depends on the ability, and willingness, of franchisees to accelerate the remodeling of their existing restaurants. We have implemented a more cost effective remodeling solution which focuses spending on improvements that we believe will drive meaningful sales lifts to maximize return on capital. However, our franchisees may not be willing to commit to engage in such remodeling. The average cost to remodel a stand-alone restaurant in the United States is approximately $300,000 and the average cost to replace the existing building with a new building is approximately $1.2 million. Even if they are willing to participate, many of our franchisees will need to borrow funds in order to finance these capital expenditures. We do not provide our franchisees with financing and therefore their ability to access borrowed funds depends on their independent relationships with various regional and national financial institutions. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants, and our future growth could be adversely affected. We currently offer, and may in the future continue to offer, our franchisees financial incentives and access to third-party financing programs in order to accelerate our restaurant reimaging initiatives. However, the cost of these financial incentives may have an adverse impact on our franchise revenues and operating results.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as E. coli, bovine spongiform encephalopathy or “mad cow disease,” hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the food industry in the past, and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as mad cow disease, which could give rise to claims or allegations on a retroactive basis. Any report or publicity linking us or one of our franchisees to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Outbreaks of disease, as well as influenza, could reduce traffic in our stores. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees. In addition, our industry has long been subject to the threat of food tampering by suppliers, employees or guests, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations of restaurant chains in the quick service restaurant segment and could affect us in the future as well.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events.

Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact our restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics, such as the outbreak of the H1N1 flu, whether occurring in the United States or abroad, can keep customers in the affected area from dining out and result in lost opportunities for our restaurants. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in restaurant operating losses.

Shortages or interruptions in the availability and delivery of food, beverages and other supplies may increase costs or reduce revenues.

We and our franchisees are dependent upon third parties to make frequent deliveries of perishable food products that meet our specifications. Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control. A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations.

Four distributors service approximately 85% of our U.S. system restaurants and in many of our international markets, we have a single distributor that delivers products to all of our restaurants. Our distributors operate in a competitive and low-margin business environment. If one of our principal distributors is in financial distress and therefore unable to continue to supply us and our franchisees with needed products, we may need to take steps to ensure the continued supply of products to restaurants in the affected markets, which could result in increased costs to distribute needed products. If a principal distributor for our Company restaurants and/or our franchisees fails to meet its service requirements for any reason, it could lead to a disruption of service or supply until a new distributor is engaged, which could have an adverse effect on our business.

The loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

We are dependent on the efforts and abilities of our senior management, and our success will also depend on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our federal income tax returns for fiscal years 2009, 2010, the period from July 1, 2010 to October 18, 2010 and the period from October 19, 2010 to December 31, 2010 are currently under audit by the Internal Revenue Service and from time to time, we are subject to additional U.S. state and local income tax audits, international income tax audits and sales, franchise and VAT tax audits. Our effective income tax rate and tax payments in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; changes in the valuation of deferred tax assets and liabilities; continued losses in certain international Company restaurant markets that could trigger a valuation allowance; changes in tax laws; the outcome of income tax audits in various jurisdictions around the world; taxes imposed upon sales of Company restaurants to franchisees; and any repatriation of non-U.S. earnings or our determination that unremitted earnings from foreign subsidiaries for which we have not previously provided for U.S. taxes were no longer permanently reinvested outside the U.S.

Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of a tax audit or related litigation could have a material effect on our income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made.

A significant portion of our and our franchisee’s real estate portfolios are leased; if we or our franchisees are unable to renew these leases on commercially reasonable terms or at all, then our future financial results could be adversely affected.

Many of our Company and franchise restaurants are presently located on leased premises. As leases underlying our Company and franchisee restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand building initiatives could be adversely affected. We generally cannot cancel these leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand, which represents 40% of the total assets on our balance sheet as of December 31, 2012, and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

We may not be able to prevent third parties from infringing our intellectual property rights, and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us and we may or may not be able to successfully defend these claims. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights.

Recent public and private concerns about the health risks associated with fast food may adversely affect our financial results.

Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat or high-sodium foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. In addition, we face the risk of lawsuits and negative publicity resulting from illnesses and injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or our playground equipment. In addition to decreasing our revenue and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees and grow our business in the United States and internationally.

Changes in governmental regulations may adversely affect restaurant operations and our financial results.

In the United States, each of our Company and franchise restaurants is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located. State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. In many of our markets, including the United States and Europe, we and our franchisees are subject to increasing regulation regarding our operations, which may significantly increase the cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory risks regarding our operations we face are the following:

•

the impact of the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted by states that govern these and other employment matters;

•	the impact of immigration and other local and foreign laws and regulations on our business;

•

disruptions in our operations or price volatility in a market that can result from governmental actions, including price controls, currency and repatriation controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	the impact of the United States federal menu labeling law which requires the listing of specified nutritional information on menus and menu boards on consumer demand for our products;

•

the risks of operating in foreign markets in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations;

•

the impact of the Patient Protection and Affordable Care Act on the businesses of our U.S franchisees, many of whom are small business owners who may have significant difficulty absorbing the increased costs or may need to revise the ways in which they conduct their business; and

•

the impact of costs of compliance with privacy, consumer protection and other laws, the impact of costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases.

We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. Various state and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines, other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by our franchisees based upon alleged violations of these laws.

The Americans with Disabilities Act (“ADA”), prohibits discrimination on the basis of disability in public accommodations and employment. We have, in the past, been required to make certain modifications to our restaurants pursuant to the ADA. In addition, future mandated modifications to our facilities to make different accommodations for disabled persons and modifications required under the ADA could result in material unanticipated expense to us and our franchisees.

If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our and our franchisees’ capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, franchisees, vendors and consumers, including social security numbers, banking and tax ID information, health care information and credit card information. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties and potential litigation against us which could negatively impact our results of operations and financial condition. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

We rely heavily on our computer systems and network infrastructure across our operations including, but not limited to, point-of-sale processing at our restaurants. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations which could have a material adverse effect on our financial condition and results of operations. Furthermore, to the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach. Although our Twitter account was compromised in February 2013, our systems have never been breached and we have not experienced a cyber attack in the past.

In addition, a number of our systems and processes are not fully integrated worldwide and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business. To the extent that we are not able to obtain transparency into our operations from our systems, it could impair the ability of our management to react quickly to changes in the business or economic environment.

Compliance with or cleanup activities required by environmental laws may hurt our business.

We are subject to various federal, state, local and foreign environmental laws and regulations. These laws and regulations govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to, hazardous substances. These laws and regulations provide for significant fines and penalties for noncompliance. If we fail to comply with these laws or regulations, we could be fined or otherwise sanctioned by regulators. Third parties may also make personal injury, property damage or other claims against us associated with releases of, or actual or alleged exposure to, hazardous substances at, on or from our properties.

Environmental conditions relating to prior, existing or future restaurants or restaurant sites, including franchised sites, may have a material adverse effect on us. Moreover, the adoption of new or more stringent environmental laws or regulations could result in a material environmental liability to us and the current environmental condition of the properties could be harmed by tenants or other third parties or by the condition of land or operations in the vicinity of our properties.

We outsource certain aspects of our business to third party vendors which subjects us to risks, including disruptions in our business and increased costs.

We have outsourced certain administrative functions, including account payment and receivable processing, to a third-party service provider. We also outsource certain information technology support services and benefit plan administration, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our suppliers or employees or receiving payments on a timely basis.

Risks related to our common stock

Concentration of ownership by 3G Capital may prevent other shareholders from influencing significant corporate decisions.

We are approximately 70% owned by 3G, which in turn is controlled by 3G Capital. As a result 3G Capital has the power to elect all of the members of our board of directors and effectively has control over major decisions regardless of whether other shareholders believe that any such decisions are in their own best interests. The interests of 3G Capital as equity holder may conflict with the interests of the other shareholders. 3G Capital may have an incentive to increase the value of its investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on our indebtedness. In addition, 3G Capital may have an interest in pursuing acquisitions, divestitures, financings, capital expenditures or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to other stakeholders. 3G Capital is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. In addition, this significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies with a concentrated stockholder base.

Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply with respect to 3G, or any of our directors, in a manner that would prohibit them from investing or participating in competing businesses. To the extent they invest in such other businesses, 3G may have differing interests from our other stockholders.

We are a controlled company within the meaning of the New York Stock Exchange rules, and, as a result, we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies which do not rely on this exemption.

3G owns, in the aggregate, more than 50% of the total voting power of our common stock and, as a result, we are a controlled company under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempt from certain of the New York Stock Exchange corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of the New York Stock Exchange;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Accordingly, for so long as we are a controlled company, holders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price for our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “Risk Factors – Risks Related to Our Business”, and the following:

•	changes in the economic or capital markets conditions that could affect valuations of the Company or fast food companies in general;

•

changes in financial estimates by any securities analysts who follow our Common Stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Common Stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	global economic, legal, regulatory factors unrelated to our performance;

•	announcements by us or our competitors of significant changes in product offerings, contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.

Future sales of our Common Stock, or the perception in the public markets that these sales may occur, may depress our stock price.

As of December 31, 2012, there were 350,238,771 shares of common stock outstanding. Approximately 70% and 12% of our outstanding common stock is held by 3G and investment funds affiliated with Pershing Square Capital Management L.P., respectively. Sales of a substantial amount of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

Certain holders of our common stock may require us to register their shares for resale under the federal securities laws under the terms of certain separate registration rights agreements between us and the holders of these securities, subject to lock-up restrictions in certain cases. Registration of those shares would allow the holders thereof to immediately resell their shares in the public market. Any such sales, or anticipation thereof, could cause the market price of our common stock to decline.

In addition, we have registered shares of common stock that are reserved for issuance under our 2011 Omnibus Incentive Plan and 2012 Omnibus Incentive Plan.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which our stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock or shares of our authorized but unissued preferred stock.

For example, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of our common stock and could materially dilute your ownership. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:

•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

We cannot assure you we will pay any cash dividends in the future.

Although we paid a quarterly cash dividend in November 2012 and our board of directors recently declared a quarterly cash dividend, any future dividends will be determined at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

We may be restricted from paying cash dividends on our common stock in the future.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends may be restricted by law, regulation or any debt agreements entered into by our subsidiaries. The terms of our debt agreements will limit our ability to pay cash dividends. In addition, we cannot assure you that the agreements governing any future indebtedness of us or our subsidiaries, or applicable laws or regulations, will permit us to pay dividends on our common stock or otherwise adhere to any dividend policy we may adopt in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our global restaurant support center and U.S. headquarters is located in Miami, Florida and consists of approximately 213,000 square feet which we lease. We extended the Miami lease for our global restaurant support center in May 2008 through September 2018 with an option to renew for one five-year period. We lease properties for our EMEA headquarters in Zug, Switzerland and our APAC headquarters in Singapore. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

The following table presents information regarding our restaurant properties as of December 31, 2012:

		Leased
	Owned(1)	Land	Building/Land & Building	Total Leases	Total
United States and Canada:
Company restaurants	34	55	94	149	183
Franchisee-operated properties	721	468	552	1,020	1,741
Non-operating restaurant locations	33	9	7	16	49
Offices and other(2)	—	—	6	6	6

Total	788	532	659	1,191	1,979

International:
Company restaurants	12	50	173	223	235
Franchisee-operated properties	6	2	124	126	132
Non-operating restaurant locations	—	1	4	5	5
Offices and other(2)	1	—	10	10	11

Total	19	53	311	364	383

(1)	Owned refers to properties where we own the land and the building.

(2)	Other properties include a consumer research center and storage facilities.

Item 3.	Legal Proceedings

Castenada v. Burger King Corp. and Burger King Corporation., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit styled Vallabhapurapu v. Burger King Corporation, No. C11-00667 (U.S. District Court for the Northern District of California) was filed with respect to the other 86 restaurants. In January 2012, we agreed to settle the lawsuit. Under the settlement, $19.0 million was paid for the benefit of the class members, with $5.0 million funded by our franchisees, $3.9 million by BKC, and the balance by BKC’s insurance carrier. These amounts were funded in December 2012.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the New York Stock Exchange under the symbol BKW. Trading of our common stock commenced on June 20, 2012, following the completion of our merger with Justice. Prior to that date, no public market existed for our common stock. As of February 11, 2013, there were approximately 91 holders of record of our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the New York Stock Exchange and dividends declared per share of common stock.

	2012
Dollars Per Share:	High	Low	Dividend
Second Quarter(1)	$15.85	$14.97	$—
Third Quarter	$15.88	$13.03	$—
Fourth Quarter	$17.74	$14.10	$0.04

(1)	Represents period from June 20, 2012 through the end of the quarter.

Dividend Policy

On October 28, 2012, our Board of Directors declared the Company’s first cash dividend of $0.04 per share, which was paid on November 29, 2012 to shareholders of record at the close of business on November 9, 2012. On February 14, 2013, our board declared a cash dividend of $0.05 per share, which will be paid on March 15, 2013 to shareholders of record on February 28, 2013. The terms of our 2012 Credit Agreement, Senior Notes Indenture and Discount Notes Indenture limit our ability to pay cash dividends in certain circumstances. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions under our debt agreements.

Although we do not have a dividend policy, our board may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future. See Note 14 to our Consolidated Financial Statements for a discussion of the amounts paid as a dividend to the shareholders of Burger King Worldwide, Inc. (“Worldwide”), principally 3G, in December 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding equity awards outstanding under our compensation plans as of December 31, 2012 (amounts in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Relfected in Column (a))
Equity Compensation Plans Approved by Security Holders	16,358	$3.73	13,786
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	16,358	$3.73	13,786

Stock Performance Graph

The following graph depicts the total return to shareholders from June 20, 2012, the date our common stock was listed on the New York Stock Exchange, through December 31, 2012, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Restaurant Index, a peer group. The graph assumes an investment of $100 in our common stock and each index on June 20, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	6/20/2012	12/31/2012
BKW	$100	$114
S&P 500 Index	$100	$106
S&P Restaurant Index	$100	$97

Item 6.	Selected Financial Data

On October 19, 2010 (the “Acquisition Date”), we were acquired by 3G in a transaction accounted for as a business combination (the “3G Acquisition”). Unless the context otherwise requires, all references to “we”, “us”, “our” and “Successor” refer to the Company and its subsidiaries, collectively, for all periods subsequent to the 3G Acquisition. All references in this section to our “Predecessor” refer to Burger King Holdings, Inc. (“Holdings”) and its subsidiaries for all periods prior to the 3G Acquisition, which operated under a different ownership and capital structure. In addition, the 3G Acquisition was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations for periods before and after the 3G Acquisition.

The following tables present our selected historical consolidated financial and other data for us and our Predecessor as of the dates and for each of the periods indicated. All references to 2012 and 2011 in this section are to the years ended December 31, 2012 and December 31, 2011, respectively. The selected historical financial data as of December 31, 2012, December 31, 2011 and for 2012 and 2011 and the period from October 19, 2010 to December 31, 2010 have been derived from our audited consolidated financial statements and notes thereto included in this report. All references to Fiscal 2010, 2009 and 2008 refer to the Predecessor’s fiscal years ended June 30, 2010, 2009 and 2008. The selected historical financial data for our Predecessor as of June 30, 2010 and for the period July 1, 2010 to October 18, 2010 and Fiscal 2010 have been derived from our Predecessor’s audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data for our Predecessor as of June 30, 2009 and 2008 and for Fiscal 2009 and 2008 have been derived from the audited consolidated financial statements and the notes thereto of our Predecessor, which are not included in this report.

The selected consolidated financial and other operating data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented. The selected historical consolidated financial and other operating data included below and elsewhere in this report are not necessarily indicative of future results. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	Successor			Predecessor
	2012	2011	Transition Period		Fiscal 2010	Fiscal 2009	Fiscal 2008
			October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
	(In millions, except per share data)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$1,169.0	$1,638.7	$331.7	$514.5	$1,839.3	$1,880.5	$1,795.9
Franchise and property revenues	797.3	697.0	135.1	203.2	662.9	656.9	658.8

Total revenues	1,966.3	2,335.7	466.8	717.7	2,502.2	2,537.4	2,454.7
Income (loss) from operations(1)	417.7	362.5	(85.8)	101.5	332.9	339.4	354.2

Net income (loss)(1)	$117.7	$88.1	$(115.7)	$71.1	$186.8	$200.1	$189.6

Earnings (loss) per common share:
Basic	$0.34	$0.25	$(0.33)	$0.52	$1.38	$1.48	$1.40
Diluted	$0.33	$0.25	$(0.33)	$0.52	$1.36	$1.46	$1.38
Dividends per common share	$0.04	$1.13	$—	$0.06	$0.25	$0.25	$0.25

Other Financial Data:
Net cash provided by (used for) operating activities	$224.4	$406.2	$(126.5)	$121.3	$310.4	$310.8	$243.4
Net cash provided by (used for) investing activities	33.6	(41.4)	(3,344.6)	(4.8)	(134.9)	(242.0)	(199.3)
Net cash provided by (used for) financing activities	(174.6)	(108.0)	3,396.4	(29.5)	(96.9)	(105.5)	(62.0)
Capital expenditures	70.2	82.1	28.4	18.2	150.3	204.0	178.2

	Successor			Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010	June 30, 2010	June 30, 2009	June 30, 2008
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$546.7	$459.0	$207.0	$187.6	$121.7	$166.0
Total assets(2)	5,564.0	5,608.4	5,686.2	2,747.2	2,707.1	2,686.5
Total debt and capital lease obligations(2)	3,049.3	3,139.2	2,792.1	826.3	888.9	947.4
Total liabilities(2)	4,389.0	4,559.2	4,239.0	1,618.8	1,732.3	1,842.0
Total stockholders’ equity(2)	1,175.0	1,049.2	1,447.2	1,128.4	974.8	844.5

	Successor		Transition Period	Predecessor
	2012	2011	Six Months Ended December 31, 2010	Fiscal 2010	Fiscal 2009	Fiscal 2008
Other Operating Data:
System-wide sales growth(3)(4)	5.9%	1.7%	2.2%	2.1%	4.2%	8.3%
Comparable sales growth(3)(4)(5)	3.2%	(0.5)%	(2.7)%	(2.3)%	1.2%	5.4%
Franchise Sales (in millions)(4)	$14,672.5	$13,653.4	$6,721.2	$13,055.3	$12,788.7	$12,892.5
Company Restaurant Margin Percentage(6)	11.3%	11.7%	12.9%	12.2%	12.6%	14.3%

(1)	Amount includes $30.2 million of global portfolio realignment project costs and $27.0 million of business combination agreement expenses for 2012. Amount includes $3.7 million of 2010 Transaction costs, $46.5 million of global restructuring and related professional fees, $10.6 million of field optimization project costs and $7.6 million of global portfolio realignment project costs for 2011. Amount includes $94.9 million of 2010 Transaction costs and $67.2 million of global restructuring and related professional fees for October 19, 2010 to December 31, 2010.

(2)	Amounts in the successor periods reflect the application of acquisition accounting as a result of the 3G Acquisition. Refer to Note 1 to our audited Consolidated Financial Statements included in this report.

(3)	Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated by translating current year results at prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.

(4)	Unless otherwise stated, comparable sales growth and system-wide sales growth are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” in Part II, Item 7 of this report.

(5)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened or acquired for thirteen months or longer. Company restaurants refranchised during a period will be included in the calculation of comparable sales growth for franchise restaurants during the period.

(6)	Company restaurant margin is derived by subtracting Company restaurant expenses from Company restaurant revenues, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin percentage.

Burger King Worldwide, Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	Successor			Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010	June 30, 2010	December 31, 2009	June 30, 2009
Number of Company restaurants:
U.S. & Canada	183	939	984	987	1,029	1,043
EMEA	132	192	203	241	277	278
Latin America	100	97	96	97	94	92
APAC	3	67	61	62	22	16

Total Company restaurants	418	1,295	1,344	1,387	1,422	1,429

Number of franchise restaurants:
U.S. & Canada	7,293	6,561	6,566	6,562	6,516	6,491
EMEA	2,989	2,690	2,525	2,439	2,387	2,302
Latin America	1,290	1,125	1,044	1,041	1,011	986
APAC	1,007	841	772	745	742	717

Total franchise restaurants	12,579	11,217	10,907	10,787	10,656	10,496

Number of system-wide restaurants:
U.S. & Canada	7,476	7,500	7,550	7,549	7,545	7,534
EMEA	3,121	2,882	2,728	2,680	2,664	2,580
Latin America	1,390	1,222	1,140	1,138	1,105	1,078
APAC	1,010	908	833	807	764	733

Total system-wide restaurants	12,997	12,512	12,251	12,174	12,078	11,925

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” “our” or the “Successor” are to the Company and its subsidiaries, collectively, for all periods subsequent to the 3G Acquisition. All references in this section to the “Predecessor” refer to Burger King Holdings, Inc. (“Holdings”) and its subsidiaries for all periods prior to the 3G Acquisition, which operated under a different ownership and capital structure. In addition, the 3G Acquisition was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations for periods before and after the 3G Acquisition.

All references to 2012 in this section are to our fiscal year ended December 31, 2012. All references to 2011 in this section are to our fiscal year ended December 31, 2011. References to 2010 in this section are to the twelve months ended December 31, 2010, derived by adding the unaudited results of operations of our Predecessor from January 1, 2010 to October 18, 2010 to our audited results of operations from October 19, 2010 to December 31, 2010.

Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 97% of our current system-wide restaurants are franchised.

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of December 31, 2012, we owned or franchised a total of 12,997 restaurants in 86 countries and U.S. territories. Of these restaurants, 418 were Company restaurants and 12,579, or approximately 97% of all Burger King restaurants, were owned by our franchisees. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants.

2012 Highlights

•	System-wide comparable sales growth of 3.2% and system-wide sales growth of 5.9%

•	Diluted EPS increased 31.3% to $0.33

•	Adjusted EBITDA increased 11.5% to $652.1 million

•	Net restaurant growth of 485, increasing the total system restaurant count to 12,997

•	Successfully refranchised 871 restaurants, bringing the system to approximately 97% franchised

•	Re-imaged approximately 600 system-wide restaurants in the U.S and Canada, increasing units on the modern image to 19% of the region

•	Launched the largest menu update in the U.S. and Canada in the history of the brand

•	Accelerated international growth, announcing five master franchise joint ventures and seven new development agreements in key growth markets

•	Refinanced $1.9 billion of debt, lowering annualized cash interest costs

•	Declared a cash dividend of $0.04 per share in the fourth quarter

Recent Events and Factors Affecting Comparability

The 2010 Transactions

The 3G Acquisition and related financing transactions (collectively referred to as the “2010 Transactions”) as described in Note 1 to the accompanying audited Consolidated Financial Statements were accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. During the quarter ended December 31, 2011, we finalized our purchase price allocation on a retrospective basis as of the Acquisition Date, with corresponding adjustments to our results of operations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization).

In connection with the 2010 Transactions, we incurred costs of $3.7 million in 2011 and $94.9 million in the period October 19, 2010 to December 31, 2010, consisting of investment banking and legal fees, compensation related expenses and commitment fees associated with the bridge loan available at the closing of the 2010 Transactions.

Additionally, our interest expense is significantly higher following the 2010 Transactions than experienced by our Predecessor in prior periods, primarily due to the higher principal amount of debt outstanding following the 2010 Transactions, as well as higher interest rates.

Change in Fiscal Year

On November 5, 2010, our Board of Directors approved a change in fiscal year end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2010. All references to “fiscal”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2010, ended on June 30.

Global Restructuring and Related Professional Fees

Between December 2010 and December 2011, we completed a global restructuring plan that resulted in work force reductions throughout our organization. In June 2011, we implemented a Voluntary Resignation Severance Program (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. In addition, other involuntary work force reductions were also implemented. As a result of the global restructuring plan, VRS Program and the additional workforce reductions, we incurred $46.5 million of severance benefits and other severance related costs in 2011 and $67.2 million in the period October 19, 2010 to December 31, 2010.

Field Optimization Project

During 2011, we completed a project to significantly expand and enhance our U.S. field organization to better support our franchisees in an effort to drive sales, increase profits and improve restaurant operations (the “field optimization project”). As a result of the field optimization project, we incurred $10.6 million in 2011 of severance related costs, compensation costs for overlap staffing, travel expenses, consulting fees and training costs.

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate development through joint venture structures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $30.2 million in 2012 and $7.6 million in 2011 of general and administrative expenses consisting primarily of severance and professional fees.

We continue to aggressively pursue refranchising and regional development opportunities as we implement our global portfolio realignment project. We expect to continue to incur expenses which we believe will decline as we finalize the execution of our refranchising strategy. Further, we may record net losses and impairment charges associated with future refranchising activity.

Merger with Justice

Business Combination Agreement Expenses

On April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of Holdings (“Worldwide”), entered into a Business Combination Agreement and Plan of Merger, dated as of April 3, 2012, by and among Justice Holdings Limited, the Company, Justice Holdco LLC and Worldwide (the “Business Combination Agreement”). This transaction closed on June 20, 2012, the Company changed its name to Burger King Worldwide, Inc. and our stock began trading on the New York Stock Exchange under the ticker symbol “BKW.”

As a result of the increase in our equity value implied by the Business Combination Agreement, we recorded $5.9 million of one-time share-based compensation expense related to share-based awards granted during 2012. We also incurred $21.1 million of professional fees and other transaction costs in 2012 associated with the Business Combination Agreement.

The table below summarizes the factors affecting comparability of selling, general and administrative expenses due to the 2010 Transactions, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project costs and business combination agreement expenses.

	2012	2011	October 19, 2010 to December 31, 2010
	(In millions)
Selling, general and administrative expenses:
2010 Transaction costs	$—	$3.7	$94.9
Global restructuring and related professional fees	—	46.5	67.2
Field optimization project costs	—	10.6	—
Global portfolio realignment project costs	30.2	7.6	—
Business combination agreement expenses	27.0	—	—

Total impact on selling, general and administrative expenses	$57.2	$68.4	$162.1

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•

System-wide sales growth refers to the change in sales at all Company and franchise restaurants in one period from the same period in the prior year. We review system-wide sales growth as an operating metric to help identify and assess trends in restaurant sales for the Burger King system as a whole, without distortion from the effects of refranchised or acquired restaurants.

•

Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•

Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer. Company restaurants refranchised during a period will be included in the calculation of comparable sales growth for franchise restaurants during the period.

•	Average restaurant sales refer to the total sales averaged over total store months for all Company and franchise restaurants open during that period.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants during a stated period, net of closures.

•	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

Comparable sales growth and system-wide sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating current year results at prior year exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

In addition, we evaluate our Company restaurants and assess our total business based on the following key financial measures:

•

Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM %. Company restaurant expenses are comprised of food, paper and product costs, payroll and employee benefits (“labor” costs) and occupancy and other operating costs, which include rent and depreciation and amortization related to restaurant properties (“occupancy and other operating” costs). Food, paper and product costs vary with sales volume, while labor and occupancy costs are primarily fixed costs with variable components. We review the relationship between our Company restaurant expenses and Company restaurant revenues in the context of how those relationships affect CRM and CRM %. As a result of our refranchising initiative, the impact of CRM and CRM% on our operating results has diminished.

•

Adjusted EBITDA represents earnings (net income or loss) before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects; 2010 Transaction costs, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project costs and business combination agreement expenses. See Profitability Measures and Non-GAAP Reconciliations.

Results of Operations

Tabular amounts in millions of dollars unless noted otherwise.

Consolidated

	Successor			Predecessor		Variance
			Transition Period
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010	2012 Compared to 2011	2011 Compared to 2010
						Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$1,169.0	$1,638.7	$331.7	$514.5	$893.3	(28.7)%	(5.8)%
Franchise and property revenues	797.3	697.0	135.1	203.2	326.6	14.4%	4.8%

Total revenues	1,966.3	2,335.7	466.8	717.7	1,219.9	(15.8)%	(2.9)%
Company restaurant expenses:
Food, paper and product costs	382.2	524.7	102.8	162.6	285.2	27.2%	4.7%
Payroll and employee benefits	345.1	481.2	98.3	154.2	277.5	28.3%	9.2%
Occupancy and other operating costs	309.9	441.5	91.7	127.7	232.5	29.8%	2.3%

Total Company restaurant expenses	1,037.2	1,447.4	292.8	444.5	795.2	28.3%	5.6%
Franchise and property expenses	112.1	97.1	21.3	22.2	33.0	(15.4)%	(26.9)%
Selling, general and administrative expenses	346.0	417.4	247.2	153.1	235.8	17.1%	34.4%
Other operating (income) expenses, net	53.3	11.3	(8.7)	(3.6)	(5.8)	(371.7)%	162.4%

Total operating costs and expenses	1,548.6	1,973.2	552.6	616.2	1,058.2	21.5%	11.4%

Income (loss) from operations	417.7	362.5	(85.8)	101.5	161.7	15.2%	104.3%
Interest expense, net	223.8	226.7	58.1	14.6	23.9	1.3%	(134.7)%
Loss on early extinguishment of debt	34.2	21.1	—	—	—	(62.1)%	NM

Income (loss) before income taxes	159.7	114.7	(143.9)	86.9	137.8	39.2%	42.0%
Income tax expense (benefit)	42.0	26.6	(28.2)	15.8	47.8	(57.9)%	24.9%

Net income (loss)	$117.7	$88.1	$(115.7)	$71.1	$90.0	33.6%	94.1%

FX Impact Favorable/(Unfavorable)
Consolidated revenues	$(41.3)	$35.6	$(5.8)	$(11.5)	$13.4
Consolidated CRM	(3.1)	2.6	(0.3)	(1.0)	1.1
Consolidated SG&A	6.5	(8.2)	3.6	3.1	(1.3)
Consolidated income (loss) from operations	(10.9)	5.3	1.0	(2.9)	(2.0)
Consolidated net income (loss)	(10.6)	5.7	—	(3.0)	(3.0)
Consolidated Adjusted EBITDA	(12.8)	4.5	0.2	(2.7)	0.2

Key Business Metrics
	2012	2011	2010
System sales growth	5.9%	1.7%	1.5%
Franchise sales	$14,672.5	$13,653.4	$13,086.8
Comparable sales growth
Company	3.6%	0.1%	(3.3)%
Franchise	3.2%	(0.6)%	(2.3)%
System	3.2%	(0.5)%	(2.4)%
Average restaurant sales (in thousands)	$1,267.9	$1,248.0	$1,225.1
Net Restaurant Growth (NRG)
Company	(6)	(4)	4
Franchise	491	265	169
System	485	261	173
Net Refranchisings	871	45	82
Restaurant counts at period end
Company	418	1,295	1,344
Franchise	12,579	11,217	10,907
System	12,997	12,512	12,251

NM — Not Meaningful

Comparable Sales Growth

Worldwide system comparable sales growth of 3.2% for 2012 was driven by comparable sales growth in the U.S. and Canada, EMEA and LAC segments, partially offset by negative comparable sales growth in APAC.

Negative worldwide system comparable sales growth of 0.5% for 2011 was driven by negative comparable sales growth in the U.S. and Canada and APAC segments, partially offset by comparable sales growth in EMEA and LAC.

Company restaurants

During 2012, Company restaurant revenues decreased primarily due to the net refranchising of 871 Company restaurants during 2012 and unfavorable FX impact, partially offset by Company comparable sales growth across all segments.

During 2011, Company restaurant revenues decreased due to the net refranchising of 45 Company restaurants, primarily in the U.S. and Canada, partially offset by favorable FX impact across all segments.

During 2012, CRM% decreased to 11.3% from 11.7% in 2011 due to decreases in CRM% in the U.S. and Canada and LAC, partially offset by increases in CRM% in EMEA and APAC. The effects of promotional activity, increased food, paper and product costs, higher wage rates in Germany and Mexico and increased repair and maintenance expenses in the U.S. and Canada were partially offset by favorable adjustments to self insurance reserves in the U.S. and Canada and the leveraging effect of Company comparable sales growth on fixed occupancy and other operating costs.

During 2011, CRM% decreased to 11.7% from 11.9% in 2010 due to the effects of acquisition accounting, including a $14.6 million increase in Company restaurant depreciation and amortization expense, higher commodity prices in the U.S. and Canada and EMEA and a non-recurring $4.7 million favorable adjustment to our self insurance reserve in 2010. These factors were partially offset by improved labor margins due to benefits realized from improvements in variable labor controls and scheduling in our restaurants as well as changes in U.S. restaurant compensation plans to more closely align incentive compensation with restaurant performance.

Franchise and Property

Franchise and property revenues consist primarily of royalties earned on franchise sales, franchise fees and rents from real estate leased or subleased to franchisees. During 2012, franchise and property revenues increased primarily due to franchise comparable sales growth, the net refranchising of 871 Company restaurants and franchise NRG of 491 restaurants, which resulted in increased royalties and rents. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during 2012 and renewal and other related franchise fees increased primarily due to the timing of renewals. These factors were partially offset by unfavorable FX impact.

During 2011, franchise and property revenues increased primarily due to new leases and subleases associated with the net refranchising of 45 Company restaurants, royalties derived from franchise NRG of 265 restaurants, favorable FX impact and the impact of acquisition accounting, including a $6.6 million net increase in revenue resulting from the amortization of unfavorable and favorable income leases. These factors were partially offset by a decrease in renewal franchise fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels in the U.S and the impact of negative franchise comparable sales growth on royalties and contingent rents.

During 2012, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings, partially offset by a decrease in bad debt expense and favorable FX impact.

During 2011, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchising of Company restaurants, the impact of acquisition accounting, including a $15.7 million increase in franchise agreement amortization to $21.8 million, and unfavorable FX impact. These factors were partially offset by a decrease in bad debt expense.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Successor			Predecessor		Variance
			Transition Period
			October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010	2012 Compared to 2011	2011 Compared to 2010
	2012	2011				Favorable / (Unfavorable)
Selling expenses	$48.3	$78.2	$16.7	$25.3	$44.2	38.2%	9.3%

Management general and administrative expenses	212.7	248.5	65.6	116.6	173.5	14.4%	30.1%
Share-based compensation and non-cash incentive compensation expense	10.2	6.4	—	5.8	8.3	(59.4)%	54.6%
Depreciation and amortization	17.6	15.9	2.8	5.4	9.8	(10.7)%	11.7%
2010 Transaction costs	—	3.7	94.9	—	—	100.0%	96.1%
Global restructuring and related professional fees	—	46.5	67.2	—	—	100.0%	30.8%
Field optimization project costs	—	10.6	—	—	—	100.0%	NA
Global portfolio realignment project costs	30.2	7.6	—	—	—	(297.4)%	NA
Business combination agreement expenses	27.0	—	—	—	—	NA	NA

Total general and administrative expenses	297.7	339.2	230.5	127.8	191.6	12.2%	38.3%

Selling, general and administrative expenses	$346.0	$417.4	$247.2	$153.1	$235.8	17.1%	34.4%

NA — Not Applicable

Selling expenses consist primarily of Company restaurant advertising fund contributions. During 2012, selling expenses decreased primarily as a result of the refranchisings, favorable FX impact and a temporary reduction in advertising fund contributions associated with incentives to accelerate implementation of restaurant equipment initiatives. During 2011, selling expenses as a percentage of Company restaurant revenues were flat in comparison to the prior year.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, including rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. General and administrative expenses also include certain non-cash expenses, including share-based compensation, depreciation and amortization as well as separately managed expenses associated with unusual or non-recurring events, such as costs associated with the 2010 Transactions, global restructuring, field optimization project, global portfolio realignment project and business combination agreement expenses. The decrease in Management G&A in 2012 was driven primarily by a decrease in salary and fringe benefits, professional services and favorable FX impact. The decrease in Management G&A in 2011 was driven by a decrease in salary and fringe benefits and a decrease in professional fees, which are directly attributable to the benefits derived from our global restructuring and implementation of a Zero Based Budgeting (“ZBB”) program.

The decrease in our total general and administrative expenses in 2012 was driven primarily by a decrease in Management G&A and the completion of our global restructuring and field optimization projects in 2011 partially offset by business combination agreement expenses and increases in global portfolio realignment project costs and share-based compensation and non-cash incentive compensation expense.

The decrease in our total general and administrative expenses in 2011 was driven primarily by the decreases in Management G&A, 2010 Transaction costs, global restructuring and related professional fees and share-based compensation, as well as a decrease in depreciation and amortization resulting from acquisition accounting. These factors were partially offset by costs incurred in connection with our global portfolio realignment project and field optimization project.

Other operating income (expense), net

	Successor			Predecessor
			Transition Period
			October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010
	2012	2011
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$30.8	$6.2	$5.8	$(3.2)	$(3.4)
Litigation settlements and reserves, net	1.7	1.3	3.5	1.5	(0.9)
Foreign exchange net gains	(4.2)	(4.6)	(21.4)	(1.4)	(4.4)
Loss on termination of interest rate cap	8.7	—	—	—	—
Equity in net loss from unconsolidated affiliates	4.1	1.2	0.3	0.5	0.1
Other, net	12.2	7.2	3.1	(1.0)	2.8

Other operating (income) expense, net	$53.3	$11.3	$(8.7)	$(3.6)	$(5.8)

Interest expense, net

During 2012, interest expense, net decreased compared to 2011 primarily due to reduced borrowings as a result of principal payments and prepayments of our Term Loan and repurchases of our Senior Notes and Discount Notes, partially offset by incremental interest expense on our Discount Notes due to the timing of their issuance in the prior year and compounded interest.

During 2011, interest expense, net increased compared to 2010, reflecting an increase in borrowings and higher interest rates due to the 2010 Transactions, and interest expense on our Discount Notes.

The weighted average interest rate on our long-term debt was 7.29% for 2012, 7.50% for 2011 and 6.01% for 2010.

Loss on early extinguishment of debt

We recorded a $34.2 million loss on early extinguishment of debt in 2012 related to our 2012 debt refinancing as well as prepayments of our Term Loan and repurchases of our Discount Notes and Senior Notes. We recorded a $21.1 million loss on early extinguishment of debt in 2011 related to our 2011 debt refinancing as well as prepayments of our Term Loan and repurchases of our Senior Notes and Discount Notes.

Income tax expense

Our effective tax rate was 26.3% in 2012, primarily as a result of the current mix of income from multiple tax jurisdictions, the release of valuation allowance and the impact of costs on refranchisings primarily in foreign jurisdictions.

Our effective tax rate was 23.2% in 2011 compared to 45.5% in 2010 as a result of the current mix of income from multiple tax jurisdictions and the 2010 Transactions.

Profitability Measures and Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income (loss) before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, including 2010 Transaction costs, global restructuring and related professional fees, field optimization project costs, global portfolio realignment project costs and business combination agreement expenses. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Successor			Predecessor		Variance
			Transition Period
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010	2012 Compared to 2011	2011 Compared to 2010
						Favorable/(Unfavorable)
Segment income:
U.S. and Canada	$471.0	$459.9	$77.2	$145.0	$219.7	2.4%	4.1%
EMEA	166.1	146.0	20.1	30.8	36.9	13.8%	66.3%
Latin America	73.2	63.9	9.5	12.3	22.3	14.6%	44.9%
APAC	41.1	26.7	4.9	7.1	9.5	53.9%	24.2%

Total	751.4	696.5	111.7	195.2	288.4	7.9%	17.0%
Unallocated Management G&A	(99.3)	(111.5)	(16.5)	(60.3)	(64.9)	10.9%	21.3%

Adjusted EBITDA	652.1	585.0	95.2	134.9	223.5	11.5%	29.0%
Share-based compensation and non-cash incentive compensation expense	10.2	6.4	—	5.8	8.3	(59.4)%	54.6%
2010 Transaction costs	—	3.7	94.9	—	—	100.0%	96.1%
Global restructuring and related professional fees	—	46.5	67.2	—	—	100.0%	30.8%
Field optimization project costs	—	10.6	—	—	—	100.0%	NM
Global portfolio realignment project costs	30.2	7.6	—	—	—	(297.4)%	NM
Business combination agreement expenses	27.0	—	—	—	—	NM	NM
Other operating (income) expenses, net	53.3	11.3	(8.7)	(3.6)	(5.8)	(371.7)%	162.4%

EBITDA	531.4	498.9	(58.2)	132.7	221.0	6.5%	68.8%
Depreciation and amortization	113.7	136.4	27.6	31.2	59.3	16.6%	(15.5)%

Income (loss) from operations	417.7	362.5	(85.8)	101.5	161.7	15.2%	104.3%
Interest expense, net	223.8	226.7	58.1	14.6	23.9	1.3%	(134.7)%
Loss on early extinguishment of debt	34.2	21.1	—	—	—	(62.1)%	NM
Income tax expense (benefit)	42.0	26.6	(28.2)	15.8	47.8	(57.9)%	24.9%

Net income (loss)	$117.7	$88.1	$(115.7)	$71.1	$90.0	33.6%	94.1%

NM — Not Meaningful

The increases in Adjusted EBITDA in 2012 and 2011 were primarily driven by increases in segment income in all of our operating segments and reductions in Unallocated Management G&A.

The increase in income from operations in 2012 was driven by the increase in consolidated Adjusted EBITDA, the non-recurrence of costs related to the 2010 Transactions, global restructuring project and field optimization project. These factors were partially offset by increases in global portfolio realignment project costs, share-based compensation and non-cash incentive compensation expense and other operating (income) expense, net and business combination agreement expenses. Income from operations was also favorably impacted by reductions in depreciation and amortization expense.

The increase in income from operations in 2011 was driven by the increase in consolidated Adjusted EBITDA and reductions in share-based compensation and non-cash incentive compensation expense, 2010 Transaction costs and global restructuring and related professional fees. These factors were partially offset by an increase in depreciation and amortization, primarily as a result of acquisition accounting, as well as field optimization project costs, global portfolio realignment project costs and a decrease in other operating income, net.

Our net income increased in 2012 primarily as a result of an increase in income from operations and a decrease in interest expense, net, partially offset by an increase in the loss on early extinguishment of debt and an increase in income tax expense.

Our net income increased in 2011 primarily as a result of an increase in income from operations and a decrease in income tax expense, partially offset by an increase in interest expense and the loss we recorded on the early extinguishment of debt.

U.S. and Canada

	Successor			Predecessor		Variance
			Transition Period
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010	2012 Compared to 2011	2011 Compared to 2010
						Favorable/(Unfavorable)
Company:
Company restaurant revenues	$792.9	$1,172.0	$237.0	$362.1	$632.5	(32.3)%	(4.8)%
CRM	90.1	142.2	31.4	50.7	78.0	(36.6)%	(11.2)%
CRM %	11.4%	12.1%	13.2%	14.0%	12.3%	(0.8)%	(1.0)%
Company restaurant expenses as a % of Company restaurant revenues:
Food and paper	33.0%	32.3%	30.9%	32.2%	32.7%	(0.7)%	(0.1)%
Payroll and benefits	30.5%	30.4%	30.7%	30.9%	31.2%	(0.1)%	0.6%
Depreciation and amortization	5.5%	5.7%	5.3%	4.7%	5.3%	0.2%	(0.6)%
Other occupancy and operating	19.6%	19.5%	19.9%	18.1%	18.5%	(0.1)%	(0.9)%
Franchise:
Franchise and property revenues	$468.2	$397.1	$78.5	$121.1	$201.5	17.9%	(1.0)%
Franchise and property expenses	79.8	69.9	14.6	13.5	22.3	(14.2)%	(38.7)%
Segment SG&A	76.3	95.7	34.9	33.5	91.4	20.3%	40.1%
Segment depreciation and amortization	68.8	86.2	16.8	20.2	53.9	20.2%	5.2%
Segment income	471.0	459.9	77.2	145.0	219.7	2.4%	4.1%
Segment margin	37.3%	29.3%	24.5%	30.0%	26.3%	8.0%	2.2%

FX Impact Favorable/(Unfavorable)
Segment revenues	$(1.6)	$6.4	$1.3	$2.3	$10.2
Segment CRM	(0.2)	0.6	0.1	0.2	0.8
Segment income	0.3	(1.3)	—	0.2	0.6

Key Business Metrics

	2012	2011	2010
System-wide sales growth	3.0%	(3.3)%	(3.7)%
Franchise sales	$8,143.9	$7,510.5	$7,727.2
Comparable sales growth
Company	3.7%	(1.9)%	(3.8)%
Franchise	3.4%	(3.6)%	(4.5)%
System	3.5%	(3.4)%	(4.4)%
NRG
Company	(4)	(7)	(1)
Franchise	(20)	(43)	6
System	(24)	(50)	5
Net Refranchisings	752	38	44
Restaurant counts at period end
Company	183	939	984
Franchise	7,293	6,561	6,566
System	7,476	7,500	7,550

Comparable Sales Growth

During 2012, system comparable sales growth of 3.5% in the U.S. and Canada was driven primarily by the implementation of our Four Pillars strategy. During 2012, we enhanced our menu by launching four new menu platforms (salads, wraps, smoothies and desserts), expanded our chicken, coffee and ancillary platforms and made compelling limited time offer promotions. We also implemented a marketing strategy that targets a broader consumer base with more inclusive messaging and food centric advertising designed to balance value promotions and premium limited-time offerings.

During 2011, negative system comparable sales growth of 3.4% in the U.S. and Canada was primarily attributed to value promotions in 2010 compared to 2011.

Company restaurants

During 2012, Company restaurant revenues decreased primarily due to the net refranchising of 752 Company restaurants, partially offset by Company comparable sales growth. FX impact was not significant.

During 2011, Company restaurant revenues decreased primarily due to the net refranchising of 38 Company restaurants and the effects of negative Company comparable sales growth. These factors were partially offset by favorable FX impact in Canada.

During 2012, the decrease in CRM% reflects an increase in promotional activity to drive traffic and trial of limited time offer menu items, increases in food, paper and product costs and an increase in repair and maintenance expenses associated with restaurants prepared for refranchisings, partially offset by favorable adjustments to our self insurance reserve.

During 2011, CRM% decreased primarily due to the impact of sales deleverage on our fixed occupancy and other operating costs, the impact of acquisition accounting, other operating costs to implement new initiatives at our Company restaurants and lower food margins driven by higher commodity prices in the U.S. In addition, CRM% decreased due to a non-recurring $4.7 million favorable adjustment to the self insurance reserve in the U.S. and Canada in 2010. These factors were partially offset by changes in restaurant compensation plans to more closely align incentive compensation with restaurant performance, benefits realized from improvements in variable labor controls and scheduling in our restaurants and benefits derived from strategic pricing initiatives.

Franchise and Property

During 2012, franchise and property revenues increased primarily due to the net refranchising of 752 Company restaurants and franchise comparable sales growth, which resulted in increased royalties and rents. Additionally, renewal franchise fees increased due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. FX impact was not significant.

During 2011, franchise and property revenues decreased due to the impact of negative franchise comparable sales growth on royalties and contingent rents and a decrease in renewal franchise fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. These factors were partially offset by favorable FX impact in Canada and the impact of acquisition accounting.

During 2012, franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of refranchisings, partially offset by a decrease in bad debt expense. FX impact was not significant.

During 2011, franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of the net refranchising of Company restaurants, the impact of acquisition accounting, including a $5.2 million increase in franchise agreement amortization and an increase in bad debt expense.

Segment income and segment margin

During 2012 and 2011, segment income increased due to an increase in net franchise and property income and a decrease in segment selling, general and administrative expenses (“SG&A”), partially offset by a decrease in CRM.

During 2012 and 2011, segment margin increased primarily as a result of the higher contribution of franchise and property revenues in the segment, which yield higher margins than Company restaurant revenues, after completion of the refranchisings, partially offset by a decrease in CRM%.

EMEA

	Successor			Predecessor		Variance
			Transition Period
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010	2012 Compared to 2011	2011 Compared to 2010
						Favorable/(Unfavorable)
Company:
Company restaurant revenues	$264.6	$330.7	$68.1	$113.8	$208.7	(20.0)%	(15.3)%
CRM	30.7	35.5	6.9	14.6	15.1	(13.5)%	(3.0)%
CRM %	11.6%	10.7%	10.1%	12.8%	7.2%	0.9%	1.4%
Company restaurant expenses as a % of Company restaurant revenues:
Food and paper	30.1%	29.4%	28.9%	28.1%	28.2%	(0.7)%	(1.1)%
Payroll and benefits	32.5%	31.4%	31.7%	32.3%	34.8%	(1.1)%	2.1%
Depreciation and amortization	3.1%	3.5%	3.6%	2.6%	3.3%	0.4%	(0.3)%
Other occupancy and operating	22.7%	25.0%	25.7%	24.1%	26.4%	2.3%	0.7%
Franchise:
Franchise and property revenues	$208.3	$194.9	$36.6	$55.3	$82.8	6.9%	11.6%
Franchise and property expenses	29.7	25.9	6.5	7.0	10.7	(14.7)%	(7.0)%
Segment SG&A	61.1	81.1	21.3	35.6	58.1	24.7%	29.5%
Segment depreciation and amortization	17.9	22.6	4.4	3.5	7.8	20.8%	(43.9)%
Segment income	166.1	146.0	20.1	30.8	36.9	13.8%	66.3%
Segment margin	35.1%	27.8%	19.2%	18.2%	12.7%	7.3%	12.3%

FX Impact Favorable/(Unfavorable)

Segment revenues	$(35.9)	$23.4	$(8.5)	$(15.3)	$(0.1)
Segment CRM	(2.2)	1.7	(0.5)	(1.3)	(0.1)
Segment income	(12.7)	6.4	0.4	(2.9)	(0.7)

Key Business Metrics

	2012	2011	2010
System-wide sales growth	11.2%	6.5%	6.2%
Franchise sales	$3,822.9	$3,649.0	$3,163.1
Comparable sales growth
Company	4.3%	5.8%	(2.5)%
Franchise	3.1%	4.1%	(0.1)%
System	3.2%	4.3%	(0.3)%
NRG
Company	(1)	(4)	(1)
Franchise	240	158	65
System	239	154	64
Net Refranchisings	59	7	73
Restaurant counts at period end
Company	132	192	203
Franchise	2,989	2,690	2,525
System	3,121	2,882	2,728

Comparable Sales Growth

During 2012, system comparable sales growth of 3.2% in EMEA was driven by comparable sales growth in Germany, the United Kingdom, Russia and Turkey, partially offset by negative system comparable sales growth in Spain. EMEA’s successful balance of value promotions and strong premium product promotions contributed to incremental sales primarily in Germany and the United Kingdom.

During 2011, system comparable sales growth of 4.3% in EMEA was driven by comparable sales growth in Germany, Turkey and Italy.

Company restaurants

During 2012, Company restaurant revenues decreased primarily due to the net refranchising of 59 Company restaurants during 2012 and unfavorable FX impact. These factors were partially offset by Company comparable sales growth.

During 2011, Company restaurant revenues decreased due to the net refranchising of 7 Company restaurants during 2011 as well as the impact of 34 Company restaurants refranchised in September 2010, partially offset by Company comparable sales growth and favorable FX impact.

During 2012, CRM % increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and the net refranchising of 59 Company restaurants with lower than average CRM% during 2012. These factors were partially offset by increased food, paper and product costs, promotions of lower margin menu items and wage rate increases in Germany.

During 2011, CRM % increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed labor and occupancy and other operating costs, partially offset by lower food margins driven by higher commodity prices in Germany and the United Kingdom, wage rate increases in Germany and Spain and the impact of acquisition accounting.

Franchise and Property

During 2012, franchise and property revenues increased due to franchise comparable sales growth, franchise NRG of 240 restaurants and the net refranchising of 59 Company restaurants which resulted in increased royalties and rental income. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during 2012 and renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements. These factors were partially offset by unfavorable FX impact.

During 2011, franchise and property revenues increased due to franchise fees and royalties derived from franchise NRG, franchise comparable sales growth and favorable FX impact. These factors were partially offset by decreased rental income from a reduction in the number of properties leased or subleased to franchisees.

During 2012, franchise and property expenses increased due to rent expense associated with additional properties leased or subleased to franchisees as a result of refranchisings and an increase in bad debt expense, partially offset by favorable FX impact.

During 2011, franchise and property expenses increased due to an increase in franchise agreement amortization of $8.3 million and unfavorable FX impact. These factors were partially offset by a decrease in bad debt expense and decreased rent expense from a reduction in the number of properties leased or subleased to franchisees.

Segment income and segment margin

During 2012 and 2011, segment income increased due to a decrease in segment SG&A and an increase in net franchise and property income, partially offset by a decrease in CRM.

During 2012 and 2011, segment margin increased primarily as a result of the higher contribution of franchise and property revenues in the segment, which yield higher margins than Company restaurant revenues, following the refranchisings in 2012 and franchise NRG in both periods and an increase in CRM%.

LAC

	Successor			Predecessor		Variance
			Transition Period
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010	2012 Compared to 2011	2011 Compared to 2010
						Favorable/(Unfavorable)
Company:
Company restaurant revenues	$62.5	$66.2	$13.1	$18.3	$30.2	(5.6)%	7.5%
CRM	9.9	12.5	1.5	3.4	5.6	(20.8)%	19.0%
CRM %	15.8%	18.9%	11.5%	18.6%	18.5%	(3.0)%	1.8%
Company restaurant expenses as a % of Company restaurant revenues:
Food and paper	38.8%	38.2%	38.6%	39.3%	38.7%	(0.6)%	0.7%
Payroll and benefits	12.9%	12.0%	12.2%	11.9%	11.9%	(0.9)%	(0.1)%
Depreciation and amortization	9.3%	9.7%	13.1%	8.0%	8.5%	0.4%	(0.4)%
Other occupancy and operating	23.2%	21.2%	24.7%	22.3%	22.3%	(2.0)%	1.6%
Franchise:
Franchise and property revenues	$71.9	$61.9	$11.7	$15.7	$24.9	16.2%	18.4%
Franchise and property expenses	—	(1.1)	—	1.3	—	100.0%	184.6%
Segment SG&A	14.6	18.3	5.5	7.0	10.9	20.2%	21.8%
Segment depreciation and amortization	6.0	6.7	1.8	1.5	2.7	10.4%	(11.7)%
Segment income	73.2	63.9	9.5	12.3	22.3	14.6%	44.9%
Segment margin	54.5%	49.9%	38.3%	36.2%	40.5%	4.6%	11.2%

FX Impact Favorable/(Unfavorable)
Segment revenues	$(3.7)	$1.1	$0.6	$0.7	$2.4
Segment CRM	(0.6)	0.2	0.1	0.1	0.4
Segment income	(0.4)	—	(0.1)	0.1	0.4

Key Business Metrics
	2012	2011	2010
System-wide sales growth	9.9%	13.5%	13.9%
Franchise sales	$1,334.1	$1,208.7	$1,060.6
Comparable sales growth
Company	0.6%	4.3%	(2.9)%
Franchise	5.9%	8.1%	4.2%
System	5.7%	7.9%	3.8%
NRG
Company	3	1	2
Franchise	165	81	33
System	168	82	35
Net Refranchisings	—	—	—
Restaurant counts at period end
Company	100	97	96
Franchise	1,290	1,125	1,044
System	1,390	1,222	1,140

Comparable Sales Growth

During 2012, system comparable sales growth of 5.7% in LAC was driven by comparable sales growth in Brazil and Mexico, partially offset by negative system comparable sales growth in Puerto Rico.

During 2011, system comparable sales growth of 7.9% in LAC was driven by comparable sales growth in Brazil and Argentina, partially offset by negative comparable sales growth in Puerto Rico.

Company restaurants

During 2012, Company restaurant revenues decreased primarily due to unfavorable FX impact, partially offset by Company comparable sales growth.

During 2011, Company restaurant revenues increased primarily due to positive Company comparable sales growth and slightly favorable FX impact.

During 2012, CRM% decreased primarily as a result of increased food, paper and product costs associated with price increases in certain commodities, higher labor costs associated with wage rate increases, higher labor costs related to food delivery and kiosks and higher rent expense on certain lease renewals.

During 2011, CRM% increased primarily as a result of the leveraging effect of positive comparable sales growth on our fixed labor and occupancy and other operating costs, favorability in food margins primarily driven by a new supplier contract and benefits realized from an adjustment to a previous estimate of occupancy and other operating costs. These factors were partially offset by a shift in product mix driven by promotions of lower margin menu items, acquisition accounting and higher labor costs associated with food delivery and kiosks.

Franchise and Property

During 2012, franchise and property revenues increased due to franchise comparable sales growth and franchise NRG of 165 restaurants during 2012, which resulted in increased royalties. Additionally, initial franchise fees increased as a result of the increase in franchise NRG and renewal and other related franchise fees increased primarily due to the early renewal of franchise agreements. These factors were partially offset by the prior year collection and recognition of cumulative royalties previously deferred.

During 2011, franchise and property revenues increased due to franchise NRG, franchise comparable sales growth, the collection and recognition of cumulative royalties previously deferred and an increase in initial franchise fees driven by an increase in franchise NRG. These factors were partially offset by the recovery of previously reserved receivables. FX impact was not significant.

Segment income and segment margin

During 2012 and 2011, segment income increased due to an increase in net franchise and property income and decreases in segment SG&A as well as an increase in CRM in 2011. The increase in segment income during 2012 was partially offset by a decrease in CRM.

During 2012 and 2011, segment margin increased primarily as a result of the higher contribution of franchise and property revenues in the segment, which yield higher margins than Company restaurant revenues, as well as an increase in CRM% in 2011. The increase in segment margin during 2012 was partially offset by a decrease in CRM%.

APAC

	Successor			Predecessor		Variance
			Transition Period
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010	2012 Compared to 2011	2011 Compared to 2010
						Favorable/(Unfavorable)
Company:
Company restaurant revenues	$49.0	$69.8	$13.5	$20.3	$21.9	(29.8)%	25.3%
CRM	1.1	1.1	(0.8)	1.2	(0.5)	0.0%	NM
CRM %	2.3%	1.6%	(5.9)%	5.9%	(2.3)%	0.7%	1.8%
Franchise:
Franchise and property revenues	$48.9	$43.1	$8.3	$11.1	$17.4	13.5%	17.1%
Franchise and property expenses	2.6	2.4	0.4	0.2	—	(8.3)%	NM
Segment SG&A	12.0	22.7	4.5	6.5	9.1	47.1%	(12.9)%
Segment depreciation and amortization	5.7	7.6	2.3	1.5	1.7	25.0%	(38.2)%
Segment income	41.1	26.7	4.9	7.1	9.5	53.9%	24.2%
Segment margin	42.0%	23.6%	22.5%	22.6%	24.2%	18.4%	0.4%

FX Impact Favorable/(Unfavorable)
Segment revenues	$(0.1)	$4.7	$0.8	$0.8	$0.9
Segment CRM	(0.1)	0.1	—	—	—
Segment income	—	(0.6)	(0.1)	(0.1)	(0.1)

Key Business Metrics
	2012	2011	2010
System-wide sales growth	4.8%	13.2%	21.6%
Franchise sales	$1,371.6	$1,285.1	$1,135.9
Comparable sales growth
Company	2.4%	7.1%	4.2%
Franchise	(0.6)%	(0.7)%	1.7%
System	(0.5)%	(0.4)%	1.8%
NRG
Company	(4)	6	4
Franchise	106	69	65
System	102	75	69
Net Refranchisings	60	—	(35)
Restaurant counts at period end
Company	3	67	61
Franchise	1,007	841	772
System	1,010	908	833

Comparable Sales

During 2012, negative system comparable sales growth of 0.5% in APAC was driven by negative comparable sales growth in Korea, Japan, New Zealand and China, partially offset by positive comparable sales growth in Australia.

During 2011, negative system comparable sales growth of 0.4% in APAC was driven by negative comparable sales growth in Australia, partially offset by positive comparable sales growth in Korea and China.

Company restaurants

During 2012, Company restaurant revenues decreased due to the net refranchising of 60 Company restaurants during 2012 and unfavorable FX impact, partially offset by positive Company comparable sales growth.

During 2011, Company restaurant revenues increased due to the acquisition of 35 restaurants in Singapore during Fiscal 2010, Company NRG, the effects of Company comparable sales growth and favorable FX impact.

During 2012, CRM % increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and lower food, paper and product costs, partially offset by higher labor costs in Singapore.

During 2011, CRM % increased primarily as a result of the leveraging effect of comparable sales growth on our fixed occupancy and other operating costs and improved food margins resulting from the acquisition of 35 restaurants in Singapore during Fiscal 2010, where food costs are lower than those in other Company restaurant markets in the segment. These factors were partially offset by wage rate increases in Singapore.

Franchise and Property

During 2012, franchise and property revenues increased due to franchise NRG of 106 restaurants and the net refranchising of 60 Company restaurants during 2012 which resulted in increased royalties. Additionally, initial franchise fees increased as a result of the increase in franchise NRG during 2012. These factors were partially offset by negative franchise comparable sales growth. FX impact was not significant.

During 2011, franchise and property revenues increased due to royalties derived from franchise NRG, partially offset by negative franchise comparable sales growth and unfavorable FX impact. Franchise and property expenses increased due to a $2.3 million increase in franchise agreement amortization.

Segment income and segment margin

During 2012 and 2011, segment income increased due to a decrease in segment SG&A and an increase in net franchise and property income as well as an increase in CRM during 2011. The increase in segment income during 2012 was partially offset by a decrease in CRM.

During 2012 and 2011, segment margin increased primarily as a result of the higher contribution of franchise and property revenues in the segment, which yield higher margins than Company restaurant revenues, and an increase in CRM%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2012 Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and principal payments, to voluntarily repay and/or repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and/or to pay dividends. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.

At December 31, 2012, we had cash and cash equivalents of $546.7 million and working capital of $492.7 million. In addition, at December 31, 2012, we had borrowing capacity of $118.4 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

2012 Debt Refinancing

On September 28, 2012 (the “Closing Date”), BKC and Holdings entered into a Credit Agreement (the “2012 Credit Agreement”) to refinance amounts borrowed under our previous credit agreement, the 2011 Amended Credit Agreement. The 2012 Credit Agreement provides for (i) tranche A term loans in the aggregate principal amount of $1,030.0 million (the “Tranche A Term Loans”), (ii) tranche B term loans in the aggregate amount of $705.0 million (the “Tranche B Term Loans” and, together with the Tranche A Term Loans, the “2012 Term Loans”), in each case under the new senior secured term loan facility (the “2012 Term Loan Facility”), and (iii) a new senior secured revolving credit facility for up to $130.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan Facility, the “2012 Credit Facilities”).

On the Closing Date, the full amount of the Tranche A Term Loans and Tranche B Term Loans was drawn and no revolving loans were drawn. The proceeds of the Tranche A Term Loans and the Tranche B Term Loans were used to repay the term loans outstanding under the 2011 Amended Credit Agreement. In addition, approximately $11.5 million of letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the 2011 Amended Credit Agreement. The Tranche A Term Loans have a five-year maturity, and the Tranche B Term Loans have a seven-year maturity. The 2012 Revolving Credit Facility matures on October 19, 2015, which was the maturity date of the revolving credit facility under the 2011 Amended Credit Agreement.

The 2012 debt refinancing provided for, among other things, lower interest rates and maturity extensions on our term loans.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our 2012 Credit Agreement, amounts outstanding under our Senior Notes and Discount Notes (each defined below), and obligations under capital leases. The following information summarizes the principal terms and near term debt service requirements under our 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes (the “Senior Notes Indenture” and “Discount Notes Indenture”, collectively, “Indentures”). For further information about our long-term debt, see Note 8 to the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

2012 Credit Agreement

As of December 31, 2012, we had $1,023.6 million in Tranche A Term Loans outstanding and $695.1 million of Tranche B Term Loans outstanding. The Tranche A Term Loans mature on September 28, 2017 and the Tranche B Term Loans mature on September 28, 2019. The principal amount of the Tranche A Term Loans amortizes in quarterly installments of (i) $6.4 million from December 31, 2012 through September 30, 2013, (ii) $12.9 million from December 31, 2013 through September 30, 2014, (iii) $19.3 million from December 31, 2014 through September 30, 2015, (iv) $25.8 million from December 31, 2015 through September 30, 2016, and (v) $32.2 million from December 31, 2016 through June 30, 2017, with the balance payable at maturity. The principal amount of the Tranche B Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the Tranche B Term Loans, with the balance payable at maturity.

We may prepay the 2012 Term Loan Facility in whole or in part at any time without penalty; however, a 1% premium applies if the prepayment is made in connection with an interest rate re-pricing event on or prior to September 28, 2013. Additionally, subject to certain exceptions, the 2012 Credit Facilities are subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by Holdings, BKC or any of its restricted subsidiaries (other than indebtedness permitted by the 2012 Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow of BKC and its restricted subsidiaries.

As of December 31, 2012, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of our revolving credit facility, which reduces our borrowing capacity under the 2012 Revolving Credit Facility by the cumulative amount of outstanding letters of credit, which was $11.6 million at December 31, 2012. As of December 31, 2012, our remaining borrowing capacity under the 2012 Revolving Credit Facility was $118.4 million.

As of December 31, 2012, the interest rate was 2.5625% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. Interest rate fluctuations applicable to borrowings under the 2012 Credit Agreement attributable to future changes in LIBOR will be partially mitigated by interest rate caps with a notional value of $1.4 billion.

Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rates as of December 31, 2012, required debt service for the next twelve months is estimated to be approximately $52.7 million in interest payments and $39.2 million in principal payments.

Senior Notes

As of December 31, 2012 we had outstanding $794.5 million of senior notes due 2018 (the “Senior Notes”) which were issued by BKC. The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year. The Senior Notes mature on October 15, 2018. Based on the amount outstanding at December 31, 2012, required debt service for the next twelve months on the Senior Notes is $78.5 million in interest payments. No principal payments are due until maturity. BKW, Holdings and all of BKC’s existing direct and indirect domestic subsidiaries have guaranteed BKC’s obligations under the Senior Notes.

During 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. We may periodically repurchase additional Senior Notes in open market purchases or privately negotiated transactions, subject to our future liquidity requirements, contractual restrictions under our 2012 Credit Agreement and other factors.

Discount Notes

As of December 31, 2012, we had outstanding $407.1 million of senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”).

Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. BKW has guaranteed the Issuers’ obligations under the Discount Notes. The Issuers have no operations or assets other than the interest in Holdings held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKC.

During 2012, we repurchased Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million. During 2011, we repurchased Discount Notes with a carrying value of $7.9 million for a purchase price of $7.6 million.

On December 16, 2011, the board of directors of Worldwide paid a dividend to its stockholders, including 3G, in the amount of $393.4 million, representing the net proceeds from the sale of the Discount Notes.

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

The 2012 Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its restricted subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets (with exceptions for, among other things, sales of company-owned restaurants to existing or prospective franchisees and sales of real estate, subject to achievement of specified total leverage ratios in the case of real estate sales); pay dividends and make other payments in respect of capital stock; make investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into certain speculative hedging arrangements; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business. In addition, under the 2012 Credit Agreement, BKC is required to maintain a specified minimum interest coverage ratio and not exceed a specified maximum total leverage ratio.

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

•

it, when combined with all other Restricted Payments (as defined in the Senior Notes Indenture) that rely upon this exception, does not exceed $75 million (the transactions described in these four bullet points, collectively, the “Permitted Distributions”).

Finally, pursuant to the Discount Notes Indenture, BKCH is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since October 19, 2010) is less than an amount calculated based in part on the Consolidated Net Income (as defined in the Discount Notes Indenture) of BKCH and its restricted subsidiaries since October 1, 2010, or (ii) the dividend, payment or distribution fits within one or more exceptions, including the Permitted Distributions.

The restrictions under the 2012 Credit Agreement and the Indentures have resulted in the restricted net assets of each of BKC and BKCH exceeding 25% of our consolidated net assets. Our restricted net assets at December 31, 2012 totaled $1,012.4 million.

As of December 31, 2012, we were in compliance with all covenants of the 2012 Credit Agreement and Indentures, and there were no limitations on our ability to draw on the remaining availability under our 2012 Revolving Credit Facility.

Interest Rate Cap Agreements

At December 31, 2012, we had interest rate cap agreements (notional amount of $1.4 billion), (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.74% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt.

Under the terms of the Cap Agreements, if LIBOR resets above the strike price, we will receive the net difference between the rate and the strike price. In addition, on quarterly settlement dates, we remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR resets above or below the strike price.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $224.4 million in 2012 compared to cash provided by operating activities of $406.2 million in 2011. The decrease in cash provided by operating activities resulted primarily from the refranchising of Company restaurants in 2012, a $75.9 million federal tax refund received in 2011 and higher income taxes paid in 2012, partially offset by lower interest payments in 2012. The decrease in operating cash flows attributable to the refranchisings reflects use of cash to settle the negative working capital positions of the restaurants refranchised in the period of refranchising.

Cash provided by operating activities was $406.2 million in 2011 compared to cash provided by operating activities of $183.1 million in 2010. The increase in cash provided by operating activities resulted primarily from a $75.9 million federal tax refund, a $107.2 million reduction in Management G&A, a $95.2 million decrease in 2010 Transaction costs and a $35.9 million decrease in tax payments. These factors were partially offset by a $117.5 million increase in interest payments and $10.6 million of field optimization project costs.

Investing Activities

Cash provided by investing activities was $33.6 million in 2012 compared to $41.4 million of cash used for investing activities in 2011, primarily as a result of an increase in proceeds from refranchisings, net of payments for acquisitions, and a decrease in capital expenditures.

Cash used for investing activities was $41.4 million in 2011 compared to $3,430.7 million in 2010 driven primarily by cash used for the 3G Acquisition in 2010 and a $51.0 million decrease in capital expenditures.

Capital expenditures for new restaurants have historically been comprised primarily of (i) costs to build new Company restaurants and new restaurants that we lease to franchisees, (ii) costs to maintain the appearance of existing restaurants in accordance with our standards, including investments in new equipment and remodeling and (iii) investments in information technology systems and corporate furniture and fixtures. The following table presents capital expenditures, by type of expenditure:

	Sucessor			Predecessor
			Transition Period
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	January 1, 2010 to June 30, 2010
New restaurants	$1.1	$6.8	$6.7	$1.8	$23.3
Existing restaurants	49.0	65.7	16.7	11.1	54.1
Other, including corporate	20.1	9.6	5.0	5.3	9.1

Total	$70.2	$82.1	$28.4	$18.2	$86.5

We expect cash capital expenditures of approximately $30.0 million to $40.0 million in 2013. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand, cash flow from operations and borrowings under the 2012 Revolving Credit Facility.

Financing Activities

Cash used for financing activities was $174.6 million in 2012, compared to $108.0 million in 2011, primarily as a result of an increase in cash used for the prepayment of our Term Loans, repurchase of our Senior Notes and Discount Notes, and dividend payments in 2012. 2011 proceeds were primarily provided by the sale of our Discount Notes, generating $393.4 million in net proceeds which were paid as a dividend to the stockholders of Worldwide, principally 3G.

Cash used by financing activities was $108.0 million in 2011, compared to cash provided by financing activities of $3,321.9 million during 2010. 2011 proceeds were primarily provided by the sale of our Discount Notes, generating $393.4 million in net proceeds which were paid as a dividend to the stockholders of Worldwide, principally 3G. 2010 proceeds were primarily a result of the capital contribution and borrowings associated with the 2010 Transactions.

Contractual Obligations and Commitments

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Term debt, including current portion, interest and interest rate cap premiums(1)	$2,033.1	$101.0	$273.9	$952.6	$705.6
Senior Notes, including interest	1,245.6	78.5	156.9	156.9	853.3
Discount Notes, including PIK interest	691.1	—	—	—	691.1
Operating lease obligations	1,188.0	133.3	244.6	209.8	600.3
Capital lease obligations	99.1	18.2	34.1	28.3	18.5
Purchase commitments(2)	180.5	172.8	7.7	—	—
Severance and severance-related costs	11.0	11.0	—	—	—
Unrecognized tax benefits(3)	23.3	—	—	—	—

Total	$5,471.7	$514.8	$717.2	$1,347.6	$2,868.8

(1)	We have estimated our interest payments through the maturity of our 2012 Credit Facilities based on current LIBOR rates and the terms of our interest rate caps.

(2)	Includes open purchase orders, as well as commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements.

(3)	We have provided only a total in the table above since the timing of the unrecognized tax benefit payments is unknown.

Other Commercial Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2012, we estimate it will take approximately 12 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2012, there were $81.9 million of loans outstanding to franchisees that we had guaranteed under three such programs, with additional franchisee borrowing capacity of approximately $104.0 million remaining. Our maximum guarantee liability under these three programs is limited to an aggregate of $25.3 million, assuming full utilization of all borrowing capacity. As of December 31, 2012, the liability we recorded to reflect the fair value of these guarantee obligations was $2.7 million. No significant payments have been made by us in connection with these guarantees through December 31, 2012.

Dividends Paid

On October 28, 2012, our Board of Directors approved a cash dividend of $0.04 per share that was paid on November 29, 2012 to shareholders of record at the close of business on November 9, 2012. On December 16, 2011, we paid a dividend to our shareholders, principally 3G, in the amount of $393.4 million, representing the net proceeds from the sale of the Discount Notes. We paid a cash dividend of $0.0625 per share on September 30, 2010 to the Predecessor’s shareholders of record at the close of business on September 14, 2010. Total dividends paid by the Predecessor during the period July 1, 2010 to October 18, 2010 were $8.6 million. Total dividends paid to the Predecessor’s shareholders were $34.2 million in fiscal 2010.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2012, 2011, the Transition Period or Fiscal 2010. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Acquisition Accounting, Goodwill and Intangible Assets Not Subject to Amortization

The 3G Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. Acquisition accounting involves the allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed and requires judgments to be made that could materially affect our financial position and results of operations. Significant assumptions and estimates made in connection with estimating the fair value of assets acquired and liabilities assumed include cash flows expected to be derived from the use and eventual disposition of the asset, the timing of such cash flows, the remaining useful life of the assets and applicable discount rates. These estimates and assumptions are generally Level 3 inputs because they are not observable. In the event actual results vary from any of the estimates or assumptions used in the valuation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the 3G Acquisition. Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”). We test goodwill and the Brand for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. Our impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if required, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. Our impairment review for the Brand consists of a qualitative assessment similar to goodwill and if necessary, a comparison of the fair value of the Brand with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the Brand is not considered impaired.

Goodwill and our Brand are tested for impairment at least annually on October 1 of each year. During the year ended December 31, 2012, we elected to perform a qualitative goodwill impairment assessment by evaluating whether it was more-likely-than-not that our reporting units’ fair values were less than their carrying values. Based on this analysis, none of the goodwill in our reporting units was considered more-likely-than-not to be impaired as of October 1, 2012 and thus we did not proceed to the two-step goodwill impairment test. Similarly, we performed a qualitative assessment of our Brand and determined it was not more-likely-than-not to be impaired as of October 1, 2012. Significant changes in the estimates used in our analysis could result in an impairment charge related to goodwill and/or intangible assets not subject to amortization. In addition, we could record impairment losses in the future if profitability and cash flows of our reporting units decline to the point where their carrying values exceeded their market values.

See Note 2 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about goodwill and intangible assets not subject to amortization.

Long-lived Assets

Long-lived assets (including intangible assets subject to amortization) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

•	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

•	significant negative industry or economic trends;

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, restaurant operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

See Note 2 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for long-lived assets.

Accounting for Income Taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We are subject to routine examination by taxing authorities in these jurisdictions. We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We adjust our uncertain tax positions in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

See Note 10 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for income taxes.

Insurance Reserves

We carry insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and we are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.1 million to $2.5 million) and self insurance, we retain a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, on an undiscounted basis, both reported and incurred-but-not-reported (IBNR).

Our accounting policies regarding these insurance programs include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns and claim reserve, management and settlement practices. Since there are many estimates and assumptions involved in recording insurance reserves, differences between actual future events and prior estimates and assumptions could result in adjustments to these reserves.

See Note 19 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for our insurance reserves.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks associated with currency exchange rates, interest rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for speculative purposes, and we have procedures in place to monitor and control their use.

Currency Exchange Risk

Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate Company restaurants, we generally generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. In many countries where we do not have Company restaurants our franchisees pay royalties to us in currencies other than the local currency in which they operate. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates.

During 2012, we entered into cross-currency rate swaps with an aggregate notional value of $430 million to hedge a portion of the net investment in a Swiss subsidiary, Burger King Europe GmbH. A total notional value of $230 million of these swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in US dollars and mature on October 19, 2016. A total notional value of $200 million of these swaps are contracts to exchange quarterly floating-rate payments we make in Euros for quarterly floating-rate payments we receive in U.S. Dollars and mature on September 28, 2017. Changes in the fair value of these instruments are immediately recognized in accumulated other comprehensive income (loss) to offset the change in the value of the net investment being hedged. At December 31, 2012, the estimated fair value of our cross-currency rate swaps was a liability of $11.0 million. A hypothetical 10% strengthening of the Euro relative to the U.S. dollar as of December 31, 2012, would have resulted in an after-tax translation loss of $28.5 million within accumulated other comprehensive income (loss). A hypothetical 10% weakening of the Euro relative to the U.S. dollar as of December 31, 2012, would have resulted in an after-tax translation gain of $28.5 million within accumulated other comprehensive income (loss). Gains (losses) on the net investment hedge recorded in accumulated other comprehensive income (loss) are offset by a corresponding decrease (increase) in the carrying amount of our net investment in Burger King Europe GmbH.

From time to time, we have entered into foreign currency forward contracts intended to economically hedge our income statement exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies. We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

During 2012, income from operations would have decreased or increased $23.8 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk

We are exposed to changes in interest rates related to our 2012 Term Loan Facility and 2012 Revolving Credit Facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR, we entered into interest rate cap agreements. At December 31, 2012 and December 31, 2011, we had U.S. Dollar denominated interest rate cap agreements (notional amount of $1.4 billion and $1.5 billion, respectively) (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.74% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt. Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above the strike price, we will receive the net difference between the rate and the strike price. During 2012, we terminated our Euro denominated interest rate cap agreements (notional amount of €193.6 million at December 31, 2011) which effectively capped the annual interest expense applicable to our borrowings under the 2011 Amended Credit Agreement for Euro denominated borrowings. In connection with the termination of the Euro denominated interest rate cap agreements, we recorded a charge of $8.4 million within other operating (income) expense, net related to realized losses reclassified from accumulated other comprehensive income (“AOCI”).

At December 31, 2012, we had fixed rate debt of $1.23 billion and variable rate debt of $1.72 billion. Based on our variable rate debt balance and LIBOR as of December 31, 2012, a hypothetical 1.00% increase in LIBOR would increase our annual interest expense by approximately $12.4 million.

We are also exposed to losses in the event of nonperformance by the counterparty to these Cap Agreements. We attempt to minimize this risk by selecting a counterparty with investment grade credit ratings and regularly monitoring our market position with the counterparty.

During 2012, we entered into three forward-starting interest rate swaps to hedge the variability of forecasted interest payments associated with changes in interest rates beginning in 2015 and 2016. The forward-starting interest rate swaps have a total notional value of $2.3 billion with terms calling for us to receive interest quarterly at a variable rate equal to the forward 90-day LIBOR swap rate and to pay interest quarterly at a fixed rate. The forward-starting interest rate swaps effectively fix the interest rate on $1.0 billion of floating-rate debt beginning 2015 and $1.3 billion of floating-rate debt starting 2016. At December 31, 2012, the estimated fair value of our forward starting interest rate swaps was an asset of $0.8 million.

Commodity Price Risk

We purchase certain products, including beef, chicken, cheese, french fries, tomatoes and other commodities which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We occasionally take forward pricing positions through our suppliers to manage commodity prices. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis and may differ between different geographic regions, where local regulations may affect the volatility of commodity prices.

The estimated change in Company restaurant food, paper and product costs from a hypothetical 10% change in average prices of our commodities would have been approximately $38.2 million for 2012. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

Item 8.	Financial Statements and Supplementary Data

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented in the annual report is derived from the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Burger King Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012 (Successor Entity), the period from October 19, 2010 to December 31, 2010 (Successor Entity), and the period from July 1, 2010 to October 18, 2010 (Predecessor Entity) and for the year ended June 30, 2010 (Predecessor Entity). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Worldwide, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 (Successor Entity), the period from October 19, 2010 to December 31, 2010 (Successor Entity), and the period from July 1, 2010 to October 18, 2010 (Predecessor Entity) and for the year ended June 30, 2010 (Predecessor Entity), in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Miami, Florida

February 22, 2013

Certified Public Accountants

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share data)

	As of
	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$546.7	$459.0
Trade and notes receivable, net	179.0	152.8
Prepaids and other current assets, net	91.3	69.2
Deferred income taxes, net	73.5	43.1

Total current assets	890.5	724.1
Property and equipment, net of accumulated depreciation of $200.8 million and $150.1 million, respectively	885.2	1,026.5
Intangible assets, net	2,811.2	2,823.3
Goodwill	619.2	657.7
Net investment in property leased to franchisees	180.4	242.2
Other assets, net	177.5	134.6

Total assets	$5,564.0	$5,608.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$68.7	$98.4
Accrued advertising	66.5	97.4
Other accrued liabilities	206.8	242.7
Current portion of long term debt and capital leases	55.8	33.5

Total current liabilities	397.8	472.0
Term debt, net of current portion	2,905.1	3,010.3
Capital leases, net of current portion	88.4	95.4
Other liabilities, net	382.4	366.2
Deferred income taxes, net	615.3	615.3

Total liabilities	4,389.0	4,559.2

Commitments and Contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 350,238,771 shares issued and outstanding at December 31, 2012; 348,245,293 shares issued and outstanding at December 31, 2011	3.5	3.5
Additional paid-in capital	1,205.7	1,186.6
Retained earnings (accumulated deficit)	76.1	(27.6)
Accumulated other comprehensive loss	(110.3)	(113.3)

Total stockholders’ equity	1,175.0	1,049.2

Total liabilities and stockholders’ equity	$5,564.0	$5,608.4

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share data)

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Revenues:
Company restaurant revenues	$1,169.0	$1,638.7	$331.7	$514.5	$1,839.3
Franchise and property revenues	797.3	697.0	135.1	203.2	662.9

Total revenues	1,966.3	2,335.7	466.8	717.7	2,502.2
Company restaurant expenses:
Food, paper and product costs	382.2	524.7	102.8	162.6	585.0
Payroll and employee benefits	345.1	481.2	98.3	154.2	568.7
Occupancy and other operating costs	309.9	441.5	91.7	127.7	461.1

Total Company restaurant expenses	1,037.2	1,447.4	292.8	444.5	1,614.8
Franchise and property expenses	112.1	97.1	21.3	22.2	65.4
Selling, general and administrative expenses	346.0	417.4	247.2	153.1	489.8
Other operating (income) expenses, net	53.3	11.3	(8.7)	(3.6)	(0.7)

Total operating costs and expenses	1,548.6	1,973.2	552.6	616.2	2,169.3

Income (loss) from operations	417.7	362.5	(85.8)	101.5	332.9
Interest expense, net	223.8	226.7	58.1	14.6	48.6
Loss on early extinguishment of debt	34.2	21.1	—	—	—

Income (loss) before income taxes	159.7	114.7	(143.9)	86.9	284.3
Income tax expense (benefit)	42.0	26.6	(28.2)	15.8	97.5

Net income (loss)	$117.7	$88.1	$(115.7)	$71.1	$186.8

Earnings (loss) per share:
Basic	$0.34	$0.25	$(0.33)	$0.52	$1.38
Diluted	$0.33	$0.25	$(0.33)	$0.52	$1.36
Weighted average shares outstanding
Basic	349.7	348.2	347.9	136.1	135.4
Diluted	354.1	348.2	347.9	137.9	137.2
Dividends per common share	$0.04	$1.13	$—	$0.06	$0.25

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Net income (loss)	$117.7	$88.1	$(115.7)	$71.1	$186.8
Foreign currency translation adjustment	15.5	(44.3)	(48.5)	13.3	(4.4)
Net change in fair value of net investment hedges (net of tax of $4.2, 0, 0, 0, and 0)	(6.6)	—	—	—	—
Net change in fair value of interest rate caps/swaps (net of tax of $6.4, $26.4, $13.9, $1.1, and $2.6)	(10.0)	(40.9)	21.9	1.7	4.1
Amounts reclassified to earnings during the period from terminated caps/swaps (net of tax of $4.5, $0.4, 0, $0.2, and $0.6)	7.0	(0.6)	—	(0.2)	(1.0)
Pension and post-retirement benefit plans (net of tax of $0.2, $5.8, $3.9, $3.1 and $11.3)	(1.3)	(9.7)	8.8	5.8	(19.7)
Amortization of prior service costs (net of tax of $1.0, 0, 0, 0, and 0)	(1.6)	—	—	—	—

Other comprehensive income (loss), net of tax	3.0	(95.5)	(17.8)	20.6	(21.0)

Total comprehensive income (loss)	$120.7	$(7.4)	$(133.5)	$91.7	$165.8

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per share data)

	Issued Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Predecessor
Balances at June 30, 2009	134.8	$1.4	$623.4	$455.4	$(45.9)	$(59.5)	$974.8
Stock option exercises	1.1	—	4.2	—	—	—	4.2
Stock option tax benefits	—	—	3.5	—	—	—	3.5
Share-based compensation	—	—	17.0	—	—	—	17.0
Treasury stock purchases	(0.1)	—	(0.9)	—	—	(1.8)	(2.7)
Dividend paid on common shares ($0.25 per share)	—	—	—	(34.2)	—	—	(34.2)
Comprehensive income:
Net income	—	—	—	186.8	—	—	186.8
Other comprehensive income (loss)	—	—	—	—	(21.0)	—	(21.0)

Total Comprehensive income (loss)							165.8

Balances at June 30, 2010	135.8	$1.4	$647.2	$608.0	$(66.9)	$(61.3)	$1,128.4
Stock option exercises	0.9	—	4.0	—	—	—	4.0
Stock option tax benefits	—	—	(0.4)	—	—	—	(0.4)
Share-based compensation	—	—	5.8	—	—	—	5.8
Treasury stock purchases	(0.1)	—	(0.3)	—	—	(2.2)	(2.5)
Dividend paid on common shares ($0.06 per share)	—	—	—	(8.6)	—	—	(8.6)
Comprehensive income:
Net income	—	—	—	71.1	—	—	71.1
Other comprehensive income (loss)	—	—	—	—	20.6	—	20.6

Total Comprehensive income (loss)							91.7

Balances at October 18, 2010	136.6	$1.4	$656.3	$670.5	$(46.3)	$(63.5)	$1,218.4

Successor
Balances at October 19, 2010	347.9	$3.5	$1,577.2	$—	$—	$—	$1,580.7
Comprehensive income (loss):
Net loss	—	—	—	(115.7)	—	—	(115.7)
Other comprehensive income (loss)	—	—	—	—	(17.8)	—	(17.8)

Total Comprehensive income (loss)	—	—	—	—	—	—	(133.5)

Balances at December 31, 2010	347.9	3.5	1,577.2	(115.7)	(17.8)	—	1,447.2
Share-based compensation	—	—	1.2	—	—	—	1.2
Issuance of shares	0.3	—	1.6	—	—	—	1.6
Dividend paid on common shares ($1.13 per share)	—	—	(393.4)	—	—	—	(393.4)
Comprehensive income (loss):
Net income	—	—	—	88.1	—	—	88.1
Other comprehensive income (loss)	—	—	—	—	(95.5)	—	(95.5)

Total Comprehensive income (loss)							(7.4)

Balances at December 31, 2011	348.2	$3.5	$1,186.6	$(27.6)	$(113.3)	$—	$1,049.2
Stock option exercises	0.5	—	1.5	—	—	—	1.5
Share-based compensation	—	—	12.2	—	—	—	12.2
Issuance of shares	1.5	—	5.4	—	—	—	5.4
Dividend paid on common shares ($0.04 per share)	—	—	—	(14.0)	—	—	(14.0)
Comprehensive income (loss):
Net income	—	—	—	117.7	—	—	117.7
Other comprehensive income (loss)	—	—	—	—	3.0	—	3.0

Total Comprehensive income (loss)							120.7

Balances at December 31, 2012	350.2	$3.5	$1,205.7	$76.1	$(110.3)	$—	$1,175.0

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Cash flows from operating activities:
Net income (loss)	$117.7	$88.1	$(115.7)	$71.1	$186.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114.2	136.4	27.6	31.2	111.7
Transaction costs	—	—	17.2	—	—
Loss on early extinguishment of debt	34.2	21.1	—	—	—
Amortization of deferred financing costs and debt issuance discount	57.0	46.3	2.6	0.6	2.1
Equity in net loss from unconsolidated affiliates	4.1	1.2	0.3	0.5	0.1
(Gain) loss on remeasurement of foreign denominated transactions	(8.2)	0.4	(3.2)	(41.5)	40.9
Amortization of prior service costs	(2.5)	—	—	—	—
Realized loss (gain) on terminated caps/swaps	11.8	0.5	—	(0.4)	(1.6)
Loss (gain) on refranchisings and dispositions of assets	27.0	(1.0)	0.8	(4.6)	(9.5)
Impairment on non-restaurant properties	—	2.3	0.6	0.1	2.9
Bad debt expense (recoveries), net	(0.8)	6.1	2.8	2.1	0.8
Share-based compensation and non-cash incentive compensation expense	12.2	6.4	—	5.8	17.0
Deferred income taxes	8.9	(27.3)	(12.9)	(1.4)	16.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	(22.2)	(6.0)	(32.5)	32.0	(15.9)
Prepaids and other current assets	(7.0)	105.5	(70.6)	(2.2)	(1.4)
Accounts and drafts payable	(23.9)	8.7	(26.5)	9.0	(20.8)
Accrued advertising	(32.3)	18.3	6.8	1.3	6.4
Other accrued liabilities	(40.3)	16.0	58.1	29.4	(22.3)
Other long-term assets and liabilities	(25.5)	(16.8)	18.1	(11.7)	(3.7)

Net cash provided by (used for) operating activities	224.4	406.2	(126.5)	121.3	310.4

Cash flows from investing activities:
Payments for property and equipment	(70.2)	(82.1)	(28.4)	(18.2)	(150.3)
Proceeds from refranchisings, disposition of asset and restaurant closures	104.9	29.9	5.7	9.6	21.5
Investments in / advances to unconsolidated affiliates	—	(4.5)	—	—	—
Payments for acquired franchisee operations, net of cash acquired	(15.3)	—	—	—	(14.0)
Return of investment on direct financing leases	14.2	14.6	2.1	2.6	8.2
Other investing activities	—	0.7	1.4	1.2	(0.3)
Net payment for purchase of BKH	—	—	(3,325.4)	—	—

Net cash provided by (used for) investing activities	33.6	(41.4)	(3,344.6)	(4.8)	(134.9)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

(In millions)

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Cash flows from financing activities:
Proceeds from term debt	1,733.5	1,860.0	1,837.1	—	—
Proceeds from Senior Notes	—	—	800.0	—	—
Proceeds from Discount Notes	—	401.5	—	—	—
Repayments of term debt and capital leases	(1,766.8)	(1,874.5)	(3.2)	(23.5)	(67.7)
Extinguishment of debt	(112.8)	(70.6)	(731.8)	—	—
Borrowings under revolving credit facility	—	—	—	—	38.5
Repayments of revolving credit facility	—	—	—	—	(38.5)
Payment of financing costs	(16.0)	(32.6)	(69.2)	—	—
Dividends paid on common stock	(14.0)	(393.4)	—	(8.6)	(34.2)
Proceeds from stock option exercises	1.5	—	—	4.0	4.2
Repurchases of common stock	—	—	—	(2.5)	(2.7)
Excess tax benefits from share-based compensation	—	—	—	1.1	3.5
Proceeds from issuance of shares	—	1.6	—	—	—
Capital contribution from 3G	—	—	1,563.5	—	—

Net cash provided by (used for) financing activities	(174.6)	(108.0)	3,396.4	(29.5)	(96.9)

Effect of exchange rates on cash and cash equivalents	4.3	(4.8)	(4.7)	11.8	(12.7)
Increase (decrease) in cash and cash equivalents	87.7	252.0	(79.4)	98.8	65.9
Cash and cash equivalents at beginning of period	459.0	207.0	286.4	187.6	121.7

Cash and cash equivalents at end of period	$546.7	$459.0	$207.0	$286.4	$187.6

Supplemental cashflow disclosures:
Interest paid	$170.3	$183.0	$28.0	$13.7	$48.7
Income taxes paid	$40.1	$26.2	$4.5	$24.4	$54.3
Non-cash investing and financing activities:
Investments in unconsolidated affiliates	$98.6	$—	$—	$—	$—
Acquisition of property with capital lease obligations	$36.1	$3.2	$—	$—	$3.7
Net investment in direct financing leases	$0.7	$14.6	$1.3	$4.4	$11.0
Deferred premium on interest rate caps	$—	$—	$56.1	$—	$—

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.    Description of Business and Organization

Description of Business

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012, and is the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of December 31, 2012, we owned or franchised a total of 12,997 restaurants in 86 countries and U.S. territories. Of these restaurants, 418 were Company restaurants and 12,579, or approximately 97% of all Burger King restaurants, were owned by our franchisees.

We generate revenue from three sources: (1) retail sales at Company restaurants, (2) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and initial and renewal fees paid by franchisees, and (3) property income from properties that we lease or sublease to franchisees.

Restaurant sales are affected by the timing and effectiveness of our advertising, new products and promotional programs. Our results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and the refranchising or acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in the spring and summer months when the weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margin are typically lowest during the winter months, which include February, the shortest month of the year. The timing of religious holidays may also impact restaurant sales.

The 2010 Transactions

On October 19, 2010 (referred to as the “3G Acquisition Date”), 3G Capital Partners Ltd., an investment firm based in New York City (referred to as “3G Capital”, or “Sponsor”), completed its acquisition of 100% (referred to as the “3G Acquisition”) of the equity of Burger King Holdings, Inc. (“Holdings”) through 3G Special Situations Fund II, LLP, an investment vehicle controlled by the Sponsor (“3G”). The 3G Acquisition was accounted for as a business combination using the acquisition method of accounting. As a result, our post-3G Acquisition financial statements reflect a new basis of accounting.

The 3G Acquisition and related financing transactions (collectively referred to as the “2010 Transactions”) required total cash of approximately $4.3 billion, including transaction costs. The 2010 Transactions were financed with $1.56 billion in equity contributed by 3G, proceeds from the issuance of new term loans consisting of a $1.51 billion tranche denominated in U.S. dollars and a €250 million tranche denominated in Euros, the net proceeds from the issuance of $800 million of Senior Notes and $69.4 million of cash on hand.

In 2010, fees and expenses related to the 2010 Transactions totaled $94.9 million, including (1) $43.2 million consisting principally of investment banking fees and legal fees (which are classified as selling, general and administrative expenses), (2) compensation related expenses of $38.2 million (which are classified as selling, general and administrative expenses) and (3) commitment fees of $13.5 million associated with the bridge loan available at the closing of the 2010 Transactions (which are classified as interest expense during the period of October 19, 2010 to December 31, 2010). Debt issuance costs capitalized in connection with the issuance of debt to fund the 2010 Transactions totaled $69.2 million which were classified as Other Assets.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The computations of consideration and the final allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed are presented in the tables below (in millions):

Cash paid for shares outstanding(1)	$3,277.3
Settlement of outstanding share-based compensation	48.1

Total consideration	$3,325.4

October 19, 2010
Current assets	$508.2
Property and equipment	1,118.0
Intangible assets	2,945.8
Net investment in property leased to franchisees	261.6
Other assets, net	58.6
Current liabilities	(454.1)
Term debt	(667.4)
Capital leases	(106.8)
Other liabilities	(402.6)
Deferred income taxes, net	(616.7)

Net assets acquired	$2,644.6

Excess purchase price attributed to goodwill	$680.8

(1)	Represents cash paid, based on a $24.00 per share price, for 136,555,642 outstanding shares.

We assigned $260.3 million of goodwill to our U.S. and Canada segment (also referred to as “U.S. and Canada”), $216.4 million to our Europe, Middle East and Africa segment (also referred to as “EMEA”), $137.9 million to our Latin America and Caribbean segment (also referred to as “LAC”) and $66.2 million to our Asia Pacific segment (also referred to as “APAC”). None of the goodwill is expected to be deductible for income tax purposes.

The following information represents the unaudited supplemental pro forma results of the Company’s consolidated operations as if the 2010 Transactions occurred on July 1, 2009, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt (in millions):

	Transition Period July 1, 2010 — December 31, 2010	Fiscal Year Ended June 30, 2010
Revenue	$1,185.2	$2,505.8

Net income (loss)	$(55.1)	$128.2

Financial information through but not including the 3G Acquisition Date is referred to as “Predecessor” company information, which has been prepared using our previous basis of accounting. The financial information beginning October 19, 2010 is referred to as “Successor” company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the 2010 Transactions. Unless the context otherwise requires, all references to “Successor” refer to BKW for the periods subsequent to the 3G Acquisition. Our Predecessor operated under a different ownership and capital structure and

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the application of acquisition accounting affects the comparability of results of operations for periods before and after the 3G Acquisition. Black lines have been drawn to separate the Successor’s financial information from that of our Predecessor.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Investments in affiliates owned 50% or less and variable interest entities (“VIEs”) in which we are not deemed to be the primary beneficiary are accounted for by the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

We have investments in certain franchisee entities that are VIEs. We are required to consolidate VIEs where we have determined that we are the primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest are accounted for under the equity method, as we have determined we are not the primary beneficiary. Royalties, franchise fees and rents received from equity method investees were not material to our consolidated statements of operations or cash flows during 2012, 2011, the period of October 19, 2010 to December 31, 2010, the period of July 1, 2010 to October 18, 2010 or fiscal 2010 and amounts due from equity method investees as of December 31, 2012 and 2011 were not material.

Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income (loss).

Concentrations of Risk

Our operations include Company and franchise restaurants located in 86 countries and U.S. territories. Of the 12,997 restaurants in operation as of December 31, 2012, 418 were Company restaurants and 12,579 were franchise restaurants.

Four distributors currently service approximately 85% of our U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business. In many of our international markets, a single distributor services all the Burger King restaurants in the market. The loss of any of one of these distributors would likely have an adverse effect on the market impacted, and depending on the market, could have an adverse impact on our financial results. In addition, we are moving to a business model in which we enter into exclusive agreements with master franchisees to develop and operate restaurants, and subfranchise to third parties the right to develop and operate restaurants in defined geographic areas. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management adjusts such estimates

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency and energy markets and declines in consumer spending may continue to affect the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Foreign Currency Translation

The functional currency of each foreign subsidiary is generally the local currency. Foreign currency balance sheets are translated using the end of period exchange rates, and statements of operations are translated at the average exchange rates for each period. The translation adjustments resulting from the translation of foreign currency financial statements are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

Foreign Currency Transaction Gains or Losses

Foreign currency transaction gains or losses resulting from the re-measurement of our foreign-denominated assets and liabilities or our subsidiaries are reflected in earnings in the period when the exchange rates change and are included within other operating (income) expenses, net in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less and credit card receivables.

Allowance for Doubtful Accounts

We evaluate the collectability of our trade accounts receivable from franchisees based on a combination of factors, including the length of time the receivables are past due and the probability of collection from litigation or default proceedings, where applicable. We record a specific allowance for doubtful accounts in an amount required to adjust the carrying values of such balances to the amount that we estimate to be net realizable value. We write off a specific account when (a) we enter into an agreement with a franchisee that releases the franchisee from outstanding obligations, (b) franchise agreements are terminated and the projected cost of collections exceeds the benefits expected to be received from pursuing the balance owed through legal action, or (c) franchisees do not have the financial wherewithal or unprotected assets from which collection is reasonably assured.

Notes receivable represent loans made to franchisees arising from refranchisings of Company restaurants, sales of property, and in certain cases when past due trade receivables from franchisees are restructured into an interest-bearing note. Trade receivables restructured to interest-bearing notes are generally already fully reserved, and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is probable or likely that we are unable to collect all amounts due under the contractual terms of the loan agreement.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment, net

Property and equipment, net, that we own are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements to properties where we are the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement.

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

Leases

We define a lease term as the initial term of the lease, plus any renewals covered by bargain renewal options or that are reasonably assured of exercise because non-renewal would create an economic penalty.

Assets we acquire as lessee under capital leases are stated at the lower of the present value of future minimum lease payments or fair market value at the date of inception of the lease. Capital lease assets are depreciated using the straight-line method over the shorter of the useful life of the asset or the underlying lease term.

We also have net investments in properties leased to franchisees, which meet the criteria of direct financing leases. Investments in direct financing leases are recorded on a net basis, consisting of the gross investment and residual value in the lease less the unearned income. Unearned income is recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease. Direct financing leases are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on the payment history under the lease.

We record rent expense and income from operating leases that contain rent holidays or scheduled rent increases on a straight-line basis over the lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments at lease inception.

Favorable and unfavorable operating leases are recorded in connection with the acquisition method of accounting. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain within other operating (income) expense, net in the consolidated statements of operations. Amortization of favorable and unfavorable leases on Company restaurants is included in occupancy and other operating costs in the consolidated statement of operations. Amortization of favorable and unfavorable income leases is included in franchise and property

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

revenues in the consolidated statement of operations. Amortization of favorable and unfavorable commitment leases for franchise restaurants is included in franchise and property expenses in the consolidated statement of operations.

Lease incentives we provide to our lessees are recorded as a lease incentive asset and amortized as a reduction of rental income on a straight-line basis over the lease term.

We recognize a loss on leases and subleases and a related lease liability when expenses to be recorded under the lease exceed future minimum rents to us under the lease or sublease. The lease liability is amortized on a straight-line basis over the lease term as a reduction of property expense.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”). During 2010, we changed our annual goodwill impairment testing date from April 1 to October 1 of each year. This change was made to better align impairment testing procedures with the Company’s new fiscal year, related year-end financial reporting and the annual business planning and budgeting process, which are performed during the fourth quarter of each year. Our impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if required, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. Our impairment review for the Brand consists of a qualitative assessment similar to goodwill and if necessary, a comparison of the fair value of the Brand with its carrying amount on a consolidated basis. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the Brand is not considered impaired.

We completed our goodwill and Brand impairment tests as of October 1, 2012 and 2011 and no impairment resulted. The Predecessor’s goodwill and Brand impairment tests were completed as of April 1, 2010, in accordance with our previously established annual timeline, and no impairment resulted.

When we dispose of a restaurant business within six months of acquisition, the goodwill recorded in connection with the acquisition is written off. Otherwise, goodwill is written off based on the relative fair value of the business sold to the reporting unit when disposals occur more than six months after acquisition. The sale of Company restaurants to franchisees is referred to as a “refranchising.”

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

include, but are not limited to, a significant under-performance relative to expected and/or historical results (two consecutive years of negative comparable sales or operating cash flows); significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we must record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Certain long-lived assets and related liabilities are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States and Canada. The operating market groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. These operating market definitions are based upon the following primary factors:

•

management views profitability of the restaurants within the operating markets as a whole, based on cash flows generated by a portfolio of restaurants, rather than by individual restaurants, and area managers receive incentives on this basis; and

•	we do not evaluate individual restaurants to build, acquire or close independent of an analysis of other restaurants in these operating markets.

In countries in which we have a smaller number of restaurants, most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, we have defined operating markets as the entire country in the case of Spain, Mexico and Germany.

Other Assets

Other assets consist primarily of investments in equity method investees and the noncurrent portion of deferred financing costs. Investments in which we have significant influence over the investee are accounted for using the equity method. Our share of investee net income or loss is classified as a component of other income (expense), net in our consolidated statements of operations. We evaluate our investments in equity method investments for impairment whenever events occur or circumstances change in a manner that indicates our investment may not be recoverable. We did not record impairment charges related to equity method investments for 2012, 2011, the period of October 19, 2010 to December 31, 2010, the period of July 1, 2010 to October 18, 2010 or fiscal 2010.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments

Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and recognized in the consolidated statements of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for, and we have applied, hedge accounting treatment.

When applying hedge accounting, our policy is to designate, at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and to assess the hedge’s effectiveness at inception and on an ongoing basis. We may elect not to designate the derivative as a hedging instrument where the same financial impact is achieved in the financial statements. We do not enter into or hold derivatives for speculative purposes.

Disclosures About Fair Value

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. These items primarily include long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests and asset retirement obligations initially measured at fair value. At December 31, 2012 and December 31, 2011, there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation, as follows:

Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3 Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Certain of our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us.

The carrying amounts for cash and equivalents, trade accounts and notes receivable and accounts and drafts payable approximate fair value based on the short-term nature of these accounts.

Restricted investments, consisting of investment securities held in a rabbi trust to invest compensation deferred under our Executive Retirement Plan and fund future deferred compensation obligations, are carried at fair value, with net unrealized gains and losses recorded in our consolidated statements of operations. The fair value of these investment securities are determined using quoted market prices in active markets classified as Level 1 within the fair value hierarchy.

Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Revenues include retail sales at Company restaurants, franchise revenues and property income. Franchise revenues consist primarily of royalties, based on a percentage of sales reported by the franchised restaurants, and initial and renewal franchise fees paid by franchisees. Property income consists of operating lease rentals and earned income on direct financing leases on property leased or subleased to franchisees. Retail sales at Company restaurants are recognized at the point of sale. We present sales net of sales tax and other sales-related taxes. Royalties are recognized when collectability is reasonably assured. Initial franchise fees are recognized as revenue when the related restaurant begins operations. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. The cost recovery accounting method is used to recognize revenues for franchisees for which collectability is not reasonably assured. Rental income on operating lease rentals and earned income on direct financing leases are recognized when earned and collectability is reasonably assured.

Advertising and Promotional Costs

We expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred.

Franchise restaurants and Company restaurants contribute to advertising funds that we manage in the United States and certain international markets where Company restaurants operate. Under our franchise agreements, contributions received from franchisees must be spent on advertising, marketing and related activities, and result in no gross profit recognized. Advertising expense, net of franchisee contributions, totaled $48.3 million for 2012, $78.2 million for 2011, $16.7 million for the period of October 19, 2010 through December 31, 2010, $25.3 million for the period of July 1, 2010 through October 18, 2010 and $91.3 million for the fiscal year ended June 30, 2010, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as a deferred liability and are recorded in accrued advertising in the accompanying consolidated balance sheets.

Franchisees in markets where no Company restaurants operate contribute to advertising funds that are not managed by us. Such contributions and related fund expenditures are not reflected in our results of operations or financial position.

Insurance Reserves

We carry insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and we are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.1 million to $2.5 million) and self insurance, we retain a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, on an undiscounted basis, both reported and incurred-but-not-reported (IBNR).

Litigation accruals

From time to time, we are subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies and suppliers. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in settlement strategy in dealing with these matters.

Guarantees

We record a liability to reflect the estimated fair value of guarantee obligations at the inception of the guarantee. Expenses associated with the guarantee liability, including the effects of any subsequent changes in the estimated fair value of the liability, are classified as other operating income (expenses), net in our consolidated statements of operations.

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of FASB ASC Topic 740, “Income Taxes.” Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more likely than not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of nonqualified stock options and settlement of restricted stock awards.

We recognize positions taken or expected to be taken in a tax return, in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than fifty percent likelihood of being realized upon ultimate settlement.

Transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities are classified as other operating (income) expense, net in the consolidated statements of operations.

Share-based Compensation

We recognize share-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period, which is generally the vesting period of the equity grant. For awards that have a cliff-vesting schedule, share-based compensation cost is recognized ratably over the requisite service period.

Retirement Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. For defined benefit pension plans, the benefit obligation represents the

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

actuarial present value of benefits expected to be paid upon retirement. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Gains or losses and prior service costs or credits related to our pension plans are being recognized as they arise as a component of other comprehensive income (loss) to the extent they have not been recognized as a component of net periodic benefit cost.

We sponsor the Burger King Savings Plan (the “Savings Plan”), a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code. The Savings Plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 50% of their compensation, subject to IRS limits, and we match 100% of the first 4% of employee compensation.

We also maintain an Executive Retirement Plan (“ERP”) for all officers and senior management. Prior to December 31, 2010, officers and senior management could elect to defer up to 75% of base pay once 401(k) limits were reached and up to 100% of incentive pay on a before-tax basis under the ERP. BKC provided a dollar-for-dollar match up to the first 6% of base pay. In the quarter ended December 31, 2010, we elected to cease further participation deferrals and contributions to the ERP.

Aggregate amounts recorded in the consolidated statements of operations representing our contributions to the Savings Plan and the ERP on behalf of restaurant and corporate employees was $1.8 million for 2012, $4.2 million for 2011, $0.8 million for the period of October 19, 2010 through December 31, 2010, $2.7 million for the period of July 1, 2010 through October 18, 2010 and $6.7 million for Fiscal 2010. Our contributions made on behalf of restaurant employees are classified as payroll and employee benefit expenses in our consolidated statements of operations, while our contributions made on behalf of corporate employees are classified as selling, general and administrative expenses in our consolidated statements of operations.

New Accounting Pronouncements

During 2012, we adopted an accounting standards update that amends accounting guidance to allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, we are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations or cash flows.

During 2012, we adopted an accounting standards update that amends accounting guidance to achieve common fair value measurement and disclosure requirements under GAAP and international financial reporting standards (“IFRS”). The amendments in this accounting standard clarify the intent of the Financial Accounting Standards Board (“FASB”) about the application of existing fair value measurement requirements. The amendments change the wording used to describe many of the requirements in GAAP for disclosing information about fair value measurements. The adoption of this accounting standard update did not have a material effect on our consolidated financial position, results of operations or cash flows.

During 2012, we adopted an accounting standards update that requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The consolidated statements of comprehensive income (loss) and disclosures required by this accounting standard update are included in this Form 10-K.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During 2012, we elected to early adopt an accounting standards update that amends accounting guidance for the testing of indefinite-lived intangible assets for impairment. This amendment states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is “more likely than not” that an indefinite-lived intangible asset, other than goodwill, is impaired. The results of the qualitative assessment will determine whether it is necessary to perform that quantitative impairment test. The adoption of this accounting standards update did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued an accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified is required by GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments in this accounting standards update are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this accounting standards updated will not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 3.    Trade and Notes Receivable, net

Trade and notes receivable, net, consist of the following (in millions):

	As of December 31,
	2012	2011
Trade accounts receivable	$195.6	$173.5
Notes receivable, current portion	3.1	0.6

	198.7	174.1
Allowance for doubtful accounts	(19.7)	(21.3)

Total, net	$179.0	$152.8

The change in allowances for doubtful accounts is as follows (in millions):

	As of December 31,
	2012	2011
Beginning balance	$21.3	$20.7
Bad debt expense (recoveries), net	(0.8)	6.1
Write-offs and other	(0.8)	(5.5)

Ending balance	$19.7	$21.3

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 4.    Prepaids and Other Current Assets, net

Prepaid and other current assets, net consist of the following (in millions):

	As of December 31,
	2012	2011
Prepaid expenses	$23.3	$18.5
Refundable and prepaid income taxes	28.5	21.1
Inventories	6.7	13.7
Deferred financing costs — current portion	8.9	12.6
Assets held for sale	23.9	—
Interest rate caps — current portion	—	3.3

Total Prepaids and other current assets	$91.3	$69.2

At December 31, 2012, assets held for sale consisted primarily of goodwill and machinery and equipment to be sold in connection with refranchisings. We did not have assets classified as held for sale at December 31, 2011.

Note 5.    Property and Equipment, net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

		As of December 31,
		2012	2011
Land		$446.7	$450.0
Buildings and improvements(1)	(up to 40 years)	486.3	468.7
Machinery and equipment(2)	(up to 18 years)	69.4	157.4
Furniture, fixtures, and other	(up to 10 years)	51.1	40.9
Construction in progress		32.5	59.6

		1,086.0	1,176.6
Accumulated depreciation and amortization(3)		(200.8)	(150.1)

Property and equipment, net		$885.2	$1,026.5

(1)	Buildings and improvements include assets under capital leases of $65.9 million as of December 31, 2012 and $54.3 million as of December 31, 2011.

(2)	Machinery and equipment include assets under capital leases of $3.7 million as of December 31, 2012 and $0.2 million as of December 31, 2011.

(3)	Accumulated depreciation related to assets under capital leases totaled $25.6 million as of December 31, 2012 and $14.2 million as of December 31, 2011.

Depreciation and amortization expense on property and equipment totaled $102.2 million for 2012, $124.6 million for 2011, $25.5 million for the period of October 19, 2010 to December 31, 2010, $33.2 million for the period of July 1, 2010 to October 18, 2010 and $120.6 million for Fiscal 2010.

Construction in progress represents new restaurant and equipment construction, reimaging of restaurants and software.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note    6. Intangible Assets, net and Goodwill

Intangible assets consist of the following (in millions):

	As of December 31,
	2012			2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Weighted Average Life as of December 31, 2012
Identifiable assets subject to amortization:
Franchise agreements	$485.6	$(46.2)	$439.4	$482.3	$(25.8)	$456.5	21.1 Years
Favorable leases	183.1	(40.2)	142.9	174.2	(22.0)	152.2	9.0 Years

Subtotal	668.7	(86.4)	582.3	656.5	(47.8)	608.7	18.1 years

Indefinite lived intangible assets — Brand	$2,228.9	$—	$2,228.9	$2,214.6	$—	$2,214.6

Intangible assets, net			$2,811.2			$2,823.3

Goodwill	$619.2			$657.7

We recorded amortization expense on intangible assets of $38.2 million for 2012, $40.2 million for 2011 and $8.2 million for the period of October 19, 2010 to December 31, 2010. The Predecessor recorded amortization expense on intangible assets of $2.7 million for the period July 1, 2010 to October 18, 2010 and $8.7 million for Fiscal 2010.

As of December 31, 2012, the estimated future amortization expense on intangible assets is as follows (in millions).

Twelve-months ended December 31,	Amount
2013	$38.1
2014	37.2
2015	36.0
2016	35.1
2017	34.3
Thereafter	401.6

Total	$582.3

The change in the carrying amount of goodwill for the twelve months ended December 31, 2012 and 2011 is as follows (in millions):

	As of December 31,
	2012	2011
Beginning balance	$657.7	$666.5
Write off from refranchisings	(28.6)	(2.3)
Translation of foreign denominated balance	3.9	(6.5)
Transfer to assets held for sale	(13.8)	—

Ending balance	$619.2	$657.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7.    Other Accrued Liabilities and Other Liabilities

Other accrued liabilities (current) and other liabilities (non-current) consist of the following (in millions):

	As of December 31,
	2012	2011
Current:
Accrued payroll and employee-related costs	$44.9	$63.9
Restructuring and other provisions	14.6	33.4
Withholding taxes	4.1	9.0
Interest payable	16.9	17.1
Casualty insurance	7.3	8.7
Gift card liabilities	18.2	16.1
Income tax payable	2.8	3.1
Deferred income	18.1	11.4
Sales tax payable	28.4	22.0
Lease liability	11.3	—
Other	40.2	58.0

Other accrued liabilities	$206.8	$242.7

Non-current:
Accrued pension	$77.7	$71.3
Unfavorable leases	169.1	204.2
Casualty insurance reserves	18.6	22.2
Retiree health benefits	8.0	18.4
Deferred compensation	7.8	12.8
Income tax payable	26.3	23.4
Cross-currency rate swaps	11.0	—
Lease liability	32.2	—
Other	31.7	13.9

Other liabilities, net	$382.4	$366.2

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8.    Long-Term Debt

Long-term debt is comprised of the following (in millions):

	Maturity dates	As of December 31,		Interest rates (a)
		2012	2011	2012	2011	Oct. 19, 2010 to Dec. 31, 2010
Tranche A Term Loans	2017	$1,023.6	$—	3.1%	N/A	N/A
Tranche B Term Loans (b)	2019	695.1	—	4.5%	N/A	N/A
Secured Term Loan — USD tranche (c)	—	—	1,519.5	5.4%	5.5%	6.8%
Secured Term Loan — Euro tranche (c)	—	—	246.8	5.6%	5.8%	7.1%
9 7/8% Senior Notes	2018	794.5	797.5	10.1%	10.1%	10.2%
11.0% Discount Notes (d)	2019	407.1	424.4	11.5%	11.5%	N/A
Deferred Premiums on interest rate caps—USD (See Note 13)	2016	29.0	35.8	2.5%	2.5%	2.5%
Deferred Premiums on interest rate caps—EUR (See Note 13)	2016	—	7.3	2.9%	2.9%	2.9%
Other	N/A	0.9	3.2

Total debt		2,950.2	3,034.5
Less: current maturities of debt		(45.1)	(24.2)

Total long-term debt		$2,905.1	$3,010.3

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented net of an $8.1 million discount on the Tranche B Term Loans at December 31, 2012.

(c)	Principal face amount herein is presented net of a $12.5 million discount on the USD tranche and revolving credit facility and $1.0 million discount on the Euro tranche at December 31, 2011.

(d)	Principal face amount herein is presented net of a discount of $172.0 million at December 31, 2012 and $247.6 million at December 31, 2011.

2012 Credit Agreement

On September 28, 2012 (the “Closing Date”), BKC and Holdings entered into a Credit Agreement (the “2012 Credit Agreement”) to refinance amounts borrowed under the 2011 Amended Credit Agreement (as defined below). The 2012 Credit Agreement provides for (i) tranche A term loans in the aggregate principal amount of $1,030.0 million (the “Tranche A Term Loans”), (ii) tranche B term loans in the aggregate principal amount of $705.0 million (the “Tranche B Term Loans”), in each case under the new senior secured term loan facility (the “2012 Term Loan Facility”), and (iii) a new senior secured revolving credit facility for up to $130.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “2012 Revolving Credit Facility” and, together with the 2012 Term Loan Facility, the “2012 Credit Facilities”).

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On the Closing Date, the full amount of the Tranche A Term Loans and Tranche B Term Loans was drawn and no revolving loans were drawn. The proceeds of the Tranche A Term Loans and the Tranche B Term Loans were used to repay the term loans outstanding under the 2011 Amended Credit Agreement. In addition, approximately $11.5 million of letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the 2011 Amended Credit Agreement.

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

As of December 31, 2012, we had $11.6 million in irrevocable standby letters of credit outstanding, which were issued under the 2012 Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. These letters of credit are secured by the collateral under the 2012 Credit Facilities. As of December 31, 2012, no amounts had been drawn on any of these irrevocable standby letters of credit and our remaining borrowing capacity under the 2012 Revolving Credit Facility was $118.4 million as of December 31, 2012.

Subject to certain exceptions, the 2012 Credit Facilities are subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by Holdings, BKC or any of its restricted subsidiaries (other than indebtedness permitted by the 2012 Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow of BKC and its restricted subsidiaries.

At BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% (“Alternate Base Rate Loans”), plus an applicable margin equal to 1.25% for any Tranche A Term Loan, 1.75% for any Tranche B Term Loan and 2.25% for loans under the 2012 Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements (“Eurocurrency Loans”), plus an applicable margin equal to 2.25% for any Tranche A Term Loan, 2.75% for any Tranche B Term Loan and 3.25% for loans under the 2012 Revolving Credit Facility; provided that the foregoing margins applicable to the Tranche A Term Loans are subject to reduction after financial statements have been delivered for the first full fiscal quarter after the Closing Date based upon achievement of specified leverage ratios. Borrowings of Tranche B Term Loans will be subject to a floor of 1.00% in the case of Eurocurrency Loans and 2.00% in the case of Alternate Base Rate Loans. We have elected our applicable rate per annum as Eurocurrency rate determined by reference to LIBOR. As of December 31, 2012, the interest rate was 2.5625% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan.

The 2012 Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its restricted subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The 2012 Credit Facilities contain customary events of default, including nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; violation of a covenant; cross-default to material indebtedness; bankruptcy events; certain ERISA events; material unsatisfied judgments; actual or asserted invalidity of any guarantee, security document or subordination provisions; non-perfection of security interest; changes in the passive holding company status of Holdings; and a change of control. BKC’s ability to borrow under the 2012 Credit Facilities will be dependent on, among other things, its compliance with the above-described covenants and financial ratios. Failure to comply with these covenants, ratios or the other provisions of the 2012 Credit Facilities (subject to certain grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the 2012 Revolving Credit Facility and permit the acceleration of all outstanding borrowings under the 2012 Credit Facility. There are no provisions in the 2012 Credit Agreement that could accelerate payment of debt as a result of a change in credit ratings.

At December 31, 2012, we were in compliance with all covenants of the 2012 Credit Agreement and there were no limitations on our ability to draw on the remaining availability under the 2012 Revolving Credit Facility.

In connection with the 2012 Credit Facilities, the Company entered into a Guarantee Agreement (the “Guarantee Agreement”), dated as of September 28, 2012 in favor of JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Company guaranteed amounts borrowed under the 2012 Credit Facilities. Holdings, BKC and certain of BKC’s subsidiaries (the “Subsidiary Guarantors”) entered into a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”), dated as of September 28, 2012 in favor of JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the Guarantee and Collateral Agreement, Holdings and the Subsidiary Guarantors guaranteed amounts borrowed under the 2012 Credit Facilities. Additionally, amounts borrowed under the 2012 Credit Facilities and any swap agreements and cash management arrangements provided by any lender party to the 2012 Credit Facilities or any of its affiliates are secured on a first priority basis by a perfected security interest in substantially all of Holdings’, BKC’s and each Subsidiary Guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property, owned real property over $10 million in value and all of the capital stock of BKC and each of its direct and indirect restricted subsidiaries (limited, in the case of foreign subsidiaries, to 65%, of the capital stock of first tier foreign subsidiaries).

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

2011 Amended Credit Agreement

In connection with the 3G Acquisition of Holdings by 3G, BKC and Holdings entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “2011 Amended Credit Agreement”). The 2011 Amended Credit Agreement provided for (i) two tranches of term loans in aggregate principal amounts of $1,600.0 million and €200.0 million (the “Term Loans”), each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility was October 19, 2016 and the maturity date for the Revolving Credit Facility was October 19, 2015. As described above, borrowings under the 2011 Amended Credit Agreement were refinanced by the 2012 Credit Agreement.

We were allowed to prepay the Term Loans in whole or in part at any time. During 2012, we made $37.7 million in voluntary prepayments of our Term Loans.

Under the Credit Facilities, BKC was required to comply with customary financial ratios and the Credit Facilities also contained a number of customary affirmative and negative covenants. The Company was in compliance with all 2011 Amended Credit Agreement financial ratios and covenants at the time of the refinancing in September 2012.

9 7/8% Senior Notes

At December 31, 2012, we had outstanding $794.5 million of senior notes due 2018 that bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year (the “Senior Notes”). The Senior Notes mature on October 15, 2018. During 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. During 2011, we repurchased and retired Senior Notes with an aggregate face value of $2.5 million for a purchase price of $2.7 million, including accrued interest.

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

The Senior Notes are guaranteed by Holdings and all existing direct and indirect subsidiaries that borrow under or guarantee any indebtedness or indebtedness of another guarantor. Additionally, in August 2012 the Company entered into a Supplemental Indenture to guarantee BKC’s obligations under the Senior Notes. Under certain circumstances, subsidiary guarantors may be released from their guarantees without the consent of the holders of the Senior Notes.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Senior Notes were issued pursuant to an indenture (the “Senior Notes Indenture”), which contains certain covenants that we must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, guarantees of indebtedness by subsidiaries and activities of Holdings.

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

•

it, when combined with all other Restricted Payments (as defined in the Senior Notes Indenture) that rely upon this exception, does not exceed $75 million (the transactions described in these four bullet points, collectively, the “Permitted Distributions”).

At December 31, 2011, we were in compliance with all covenants of the Senior Notes Indenture.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

11.0% Discount Notes

On April 19, 2011, Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685.0 million in the aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. In August 2012, the Company entered into a Supplemental Indenture to guarantee the Issuers’ obligations under the Discount Notes. The Issuers have no operations or assets other than the interest in Holdings held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKC. During 2012, we repurchased Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million.

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

The occurrence of a change in control of the Issuers will require us to offer to purchase all or a portion of the Discount Notes at a price equal to 101% of the accreted value, plus (without duplication) accrued and unpaid interest, if any, to the date of purchase. Certain asset dispositions will also require us to use the proceeds from those asset dispositions to make an offer to purchase the Discount Notes at 100% of their accreted value, plus accrued and unpaid interest, if any, if such proceeds are not otherwise used within a specified period to repay indebtedness or to invest in capital assets related to our business or capital stock of a restricted subsidiary.

The Discount Notes were issued pursuant to an indenture (the “Discount Notes Indenture”), which contains certain covenants that we must meet during the term of the Discount Notes, as well as customary events of default, which are similar to those described above for the Credit Facilities and Senior Notes.

Pursuant to the Discount Notes Indenture, BKCH is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since October 19, 2010) is less than an amount calculated based in part on the Consolidated Net Income (as defined in the Discount Notes Indenture) of BKCH and its restricted subsidiaries since October 1, 2010, or (ii) the dividend, payment or distribution fits within one or more exceptions, including the Permitted Distributions.

At December 31, 2012, we were in compliance with all covenants of the Discount Notes Indenture.

Loss on Early Extinguishment of Debt

We recorded a $34.2 million loss on early extinguishment of debt during 2012 in connection with the refinancing of term loans outstanding under the 2011 Amended Credit Agreement, as described above, as well as prepayments of term loans prior to the refinancing and repurchases of our Discount Notes and Senior Notes. We

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recorded a $21.1 million loss on early extinguishment of debt in 2011 in connection with the 2011 Amended Credit Agreement and the early extinguishment of debt relating to prepayments of our Term Loan and repurchases of our Senior Notes and Discount Notes.

Other

In connection with entering into the 2012 Credit Agreement as described above, we settled interest rate caps denominated in Euros with a notional amount of €183.8 million, including the payment of $6.4 million in deferred premiums.

We have lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $2.4 million as of December 31, 2012 and $3.2 million as of December 31, 2011. There were $1.5 million of guarantees issued against these lines of credit as of December 31, 2012 and $2.3 million as of December 31, 2011.

Maturities

The aggregate maturities of long-term debt as of December 31, 2012, including the effects of the discount accretion on the 2012 Credit Facilities and Discount Notes, are as follows (in millions):

Year Ended December 31,	Principal Amount
2013	$46.4
2014	72.3
2015	98.3
2016	124.2
2017	747.6
Thereafter	2,041.5

Total	$3,130.3

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest Expense, net

Interest expense, net consists of the following (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Tranche A Term Loans	$7.1	$—	$—	$—	$—
Tranche B Term Loans	7.1	—	—	—	—
Secured Term Loan — USD tranche	51.2	75.4	19.1	—	—
Secured Term Loan — Euro tranche	8.8	14.3	4.3	—	—
Interest Rate Caps — USD and EURO	1.0	1.2	0.4	—	—
9 7/8% Senior Notes	78.6	78.8	16.0	—	—
11.0% Discount Notes	43.8	31.0	—	—	—
Amortization of deferred financing costs and debt issuance discount	13.2	15.3	2.6	—	—
Predecessor term loans	—	—	—	12.0	39.4
Capital lease obligations	8.2	9.1	1.3	2.9	10.2
Other(1)	5.9	3.2	14.6	—	—
Interest income	(1.1)	(1.6)	(0.2)	(0.3)	(1.0)

Total	$223.8	$226.7	$58.1	$14.6	$48.6

(1)	Amount includes commitment fees of $13.5 million associated with the bridge loan available at the closing of the 2010 Transactions for the period of October 19, 2010 to December 31, 2010.

We had unamortized deferred financing costs of $53.5 million at December 31, 2012 and $57.0 million at December 31, 2011. These amounts are classified as other assets, net and are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in interest expense was $10.9 million for 2012, $12.5 million for 2011, $2.1 million for the period October 19, 2010 to December 31, 2010, $0.6 million for the period July 1, 2010 to October 18, 2010 and $2.1 million for Fiscal 2010.

Note 9.    Leases

As of December 31, 2012, we leased or subleased 1,873 restaurant properties to franchisees and 54 non-restaurant properties to third parties under direct financing leases and operating leases. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. The lessees bear the cost of maintenance, insurance and property taxes.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assets leased to franchisees and other third parties under operating leases that are included within our property and equipment, net was as follows (in millions):

	As of December 31,
	2012	2011
Land	$399.5	$263.6
Buildings and improvements	361.3	158.7
Restaurant equipment	4.8	16.9

	765.6	439.2
Accumulated depreciation	(95.7)	(38.6)

	$669.9	$400.6

Our net investment in direct financing leases was as follows (in millions):

	As of December 31,
	2012	2011
Future rents to be received
Future minimum lease receipts	$213.0	$318.5
Contingent rents(1)	104.8	154.5
Estimated unguaranteed residual value	25.6	29.6
Unearned income	(145.8)	(244.9)
Allowance on direct financing leases	(0.8)	(1.1)

	196.8	256.6
Current portion included within trade receivables	(16.4)	(14.4)

Net investment in property leased to franchisees	$180.4	$242.2

(1)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.

In addition, we lease land, building, equipment, office space and warehouse space, including 340 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options and certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

As of December 31, 2012, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts		Lease Commitments
	Direct Financing Leases	Operating Leases	Capital Leases	Operating Leases
2013	$25.2	$126.3	$(18.2)	$(133.3)
2014	24.4	118.4	(17.7)	(126.6)
2015	24.0	111.8	(16.4)	(118.0)
2016	23.4	107.2	(15.0)	(109.9)
2017	20.2	103.8	(13.3)	(99.9)
Thereafter	95.8	1,060.4	(18.5)	(600.3)

Total	$213.0	$1,627.9	$(99.1)	$(1,188.0)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Our total minimum obligations under capital leases are $145.0 million as of December 31, 2012 and $157.6 million as of December 31, 2011 including $45.9 million as of December 31, 2012 and $52.9 million as of December 31, 2011 which represented future interest expense. The remaining balance was capital lease obligations of $99.1 million as of December 31, 2012 and $104.7 million as of December 31, 2011 which are all recorded on our consolidated balance sheet. Of these balances, $10.7 million was classified as current portion of long-term debt and capital leases as of December 31, 2012 and $9.3 million as of December 31, 2011.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Rental income:
Minimum	$108.1	$72.9	$16.0	$21.9	$73.1
Contingent	17.4	0.3	—	4.9	17.9
Amortization of favorable and unfavorable income lease contracts, net	6.3	6.6	1.3	—	—

Total rental income	131.8	79.8	17.3	26.8	91.0
Earned income on direct financing leases	19.5	31.4	6.2	7.2	22.7

Total property revenues	$151.3	$111.2	$23.5	$34.0	$113.7

Rent expense associated with the lease commitments is as follows (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Rental expense:
Minimum	$148.8	$167.3	$27.8	$47.4	$168.9
Contingent	9.3	4.5	1.3	2.0	7.4
Amortization of favorable and unfavorable payable lease contracts, net	(2.4)	(3.4)	(0.9)	(3.9)	(15.0)

Total rental expense	$155.7	$168.4	$28.2	$45.5	$161.3

The impact of favorable and unfavorable lease amortization on operating income is as follows (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Franchise and property revenues	$6.3	$6.6	$1.3	$—	$—
Company restaurant expenses:
Occupancy and other operating costs	3.4	4.1	1.0	2.6	10.4
Franchise and property expenses	(1.0)	(0.7)	(0.1)	1.3	4.6

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated future amortization of favorable and unfavorable lease contracts subject to amortization are as follows (in millions):

	Company Restaurants Occupancy and Other Operating Expenses		Franchise and Property Revenue		Franchise and Property Expenses
	Favorable	Unfavorable	Favorable	Unfavorable	Favorable	Unfavorable
2013	$2.5	$(9.5)	$4.8	$(10.0)	$9.8	$(4.7)
2014	2.3	(8.5)	4.3	(9.5)	9.6	(4.1)
2015	2.1	(7.2)	3.8	(9.1)	9.1	(3.5)
2016	2.0	(6.4)	3.5	(8.8)	8.6	(3.2)
2017	1.7	(5.1)	3.3	(8.4)	8.3	(2.8)
Thereafter	8.0	(22.0)	16.9	(32.9)	42.3	(13.4)

Total	$18.6	$(58.7)	$36.6	$(78.7)	$87.7	$(31.7)

Note 10.    Income Taxes

Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Domestic	$(4.7)	$5.4	$(132.1)	$61.4	$228.4
Foreign	164.4	109.3	(11.8)	25.5	55.9

Income (loss) before income taxes	$159.7	$114.7	$(143.9)	$86.9	$284.3

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Current:
Domestic
Federal	$19.0	$19.3	$(44.0)	$7.1	$64.7
State, net of federal income tax benefit	1.1	(0.5)	(0.9)	1.7	4.6
Foreign	13.0	14.3	2.2	3.5	11.3

	$33.1	$33.1	$(42.7)	$12.3	$80.6

Deferred:
Domestic
Federal	$(1.0)	$(13.6)	$6.5	$9.2	$14.4
State, net of federal income tax benefit	1.6	0.1	(3.1)	1.2	3.1
Foreign	8.3	7.0	11.1	(6.9)	(0.6)

	$8.9	$(6.5)	$14.5	$3.5	$16.9

Total	$42.0	$26.6	$(28.2)	$15.8	$97.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
U.S. Federal income tax rate	35.0%	35.0%	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.0	1.0	(2.9)	3.0	3.4
Costs/(Benefits) and taxes related to foreign operations	10.7	14.6	11.3	(2.5)	1.7
Foreign tax rate differential	(25.0)	(26.2)	0.1	(8.8)	(5.6)
Foreign exchange differential on tax benefits	—	(0.1)	0.2	(0.6)	0.3
Change in valuation allowance	(1.1)	3.8	3.2	(4.5)	(0.6)
Change in accrual for tax uncertainties	1.6	1.8	0.2	(2.6)	0.2
Deductible FTC	(3.2)	(3.7)	—	—	—
Non Deductible Transaction Costs	2.5	(1.2)	3.5	—	—
Other	4.8	(1.8)	(0.2)	(0.8)	(0.1)

Effective income tax rate	26.3%	23.2%	(19.6)%	18.2%	34.3%

Our effective tax rate was 26.3% for 2012, primarily as a result of the current mix of income from multiple tax jurisdictions, the release of valuation allowance and the impact of costs on refranchisings primarily in foreign jurisdictions. Our effective tax rate 23.2% for 2011, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits. Our effective tax rate was (19.6%) for the period from October 19, 2010 through December 31, 2010, primarily as a result of the current mix of income from multiple tax jurisdictions and the 2010 Transactions. Our effective tax rate was 18.2% for the period from July 1, 2010 through October 18, 2010, primarily as a result of the mix of income from multiple tax jurisdictions and the sale of the Netherlands entity. Our effective tax rate was 34.3% for Fiscal 2010, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.

Income tax expense/(benefit) includes a decrease in valuation allowance primarily related to deferred tax assets in foreign countries of $(8.3) million for 2012, an increase in valuation allowance primarily related to deferred tax assets in foreign countries of $4.6 million for 2011, an increase in valuation allowance related to foreign tax credit carryforwards and deferred tax assets in foreign countries of $3.3 million for the period from October 19, 2010 through December 31, 2010, a decrease in valuation allowance related to deferred tax assets in foreign countries of $3.8 for the period from July 1, 2010 through October 18, 2010, and a decrease of $1.7 million for Fiscal 2010.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Income tax expense (benefit) from continuing operations	$42.0	$26.6	$(28.2)	$15.8	$97.5
Interest rate caps in accumulated other comprehensive income (loss)	(2.2)	(26.4)	13.9	—	—
Interest rate swaps in accumulated other comprehensive income (loss)	0.3	—	—	0.9	2.0
Pension liability in accumulated other comprehensive income (loss)	(0.8)	(5.8)	3.9	3.1	(11.3)
Net investment hedge in accumulated other comprehensive income (loss)	(4.2)	—	—	—	—
Stock option tax benefit in additional paid-in capital	—	—	—	0.4	(3.5)

Total	$35.1	$(5.6)	$(10.4)	$20.2	$84.7

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Deferred income tax expense (exclusive of the effects of components listed below)	$17.9	$(11.1)	$12.2	$8.3	$15.7
Change in valuation allowance	(8.3)	4.6	3.3	(3.8)	(1.7)
Change in effective state income tax rate	0.8	—	—	—	0.8
Change in effective foreign income tax rate	(1.5)	—	(1.0)	(1.0)	2.1

Total	$8.9	$(6.5)	$14.5	$3.5	$16.9

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2012	2011
Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$11.6	$12.4
Accrued employee benefits	40.5	48.2
Unfavorable leases	76.7	76.1
Liabilities not currently deductible for tax	53.8	40.0
Tax loss and credit carryforwards	130.2	134.8
Property and equipment, principally due to differences in depreciation	—	—
Other	10.3	1.5

Total gross deferred tax assets	323.1	313.0
Valuation allowance	(93.3)	(99.6)

Net deferred tax assets	229.8	213.4
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	11.9	6.5
Intangible assets	644.3	629.8
Leases	104.3	124.4
Statutory Impairment	8.8	6.4

Total gross deferred tax liabilities	769.3	767.1

Net deferred tax liability	$539.5	$553.7

The valuation allowance decreased by $6.3 million as a result of changes in the projected utilization of deferred tax assets in foreign jurisdictions and currency fluctuations.

Changes in valuation allowance are as follows (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Beginning balance	$99.6	$96.0	$93.9	$74.6	$78.7
Change in estimates recorded to deferred income tax expense	(8.3)	4.6	3.3	(3.8)	(1.7)
Changes from foreign currency exchange rates	2.0	(1.0)	(0.4)	4.8	(3.1)
Other	—	—	(0.8)	—	0.7

Ending balance	$93.3	$99.6	$96.0	$75.6	$74.6

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2012 are as follows (in millions):

	Amount	Expiration Date
U.S. federal net operating loss carryforwards	$52.8	2031 – 2032
Non-U.S. net operating loss carryforwards	256.3	2013 – 2032
Non-U.S. net operating loss carryforwards	180.5	Indefinite
State net operating loss carryforwards	132.8	2015 – 2032
U.S. foreign tax credits	17.7	2015 – 2022

Total	$640.1

During 2012, the company provided for $1.0 million of taxes on $2.6 million of foreign undistributed earnings of certain subsidiaries that are expected to be repatriated. Deferred tax liabilities have not been provided on approximately $355.1 million of undistributed earnings that are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if and when remittance occurs.

We had $23.3 million of unrecognized tax benefits at December 31, 2012, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Beginning balance	$21.6	$22.4	$22.2	$14.2	$15.5
Additions on tax position related to the current year	1.9	1.4	0.3	0.3	1.2
Additions for tax positions of prior years	0.9	2.8	—	0.3	2.7
Reductions for tax positions of prior year	(0.5)	(2.9)	(0.1)	(2.6)	(2.0)
Reductions for settlement	(0.5)	(2.0)	—	—	(2.0)
Reductions due to statute expiration	(0.1)	(0.1)	—	—	(1.2)

Ending balance	$23.3	$21.6	$22.4	$12.2	$14.2

During the twelve months beginning January 1, 2013, it is reasonably possible we will reduce unrecognized tax benefits by approximately $0.5 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $3.5 million at December 31, 2012 and $3.2 million at December 31, 2011. Potential interest and penalties associated with uncertain tax positions recognized during the year ended December 31, 2012 was $0.3 million, zero during the year ended December 31, 2011, $0.1 million for the period October 19, 2010 through December 31, 2010, $0.1 million for the period July 1, 2010 through October 18, 2010 and $0.6 million for the fiscal year ended June 30, 2010. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland,

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Singapore and Mexico. None of the foreign jurisdictions should be individually material. Our federal income tax returns for fiscal years 2009, 2010, the period July 1, 2010 through October 18, 2010 and the period October 19, 2010 through December 31, 2010 are currently under audit by the Internal Revenue Service. In addition, we have various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that it has adequately provided for these matters.

Note 11.    Pension and Post Retirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans for our employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom, Germany and Switzerland (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date.

Postretirement Medical Benefits

Our postretirement medical plan (the “U.S. Retiree Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service. In 2011, the credited service for this plan was frozen for all participants. Beginning January 1, 2012, the annual employer-provided subsidy is $160 (pre-age 65) and $80 (post-age 65) per year of credited service for anyone not already receiving benefits prior to this date. In 2011, we recognized a reduction to the retiree medical plan liability as a result of a negative plan amendment of $7.1 million, with an offset to accumulated other comprehensive income (AOCI).

During 2012, we eliminated the option to delay enrollment for the U.S. Retiree Medical Plan and participants were required to make a one-time election to participate in the plan. This change was accounted for as a negative plan amendment and resulted in a reduction to the U.S. Retiree Medical Plan liability of $11.1 million. This reduction is being amortized as a reduction to net periodic benefit costs over 6 years, the average remaining years until expected retirement. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $1.5 million in 2012 and will result in net periodic benefit costs reductions of approximately $1.8 million every year thereafter during the amortization period. The plan was re-measured using a discount rate of 4.4% at the time of the plan amendment.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan (in millions):

	U.S. Pension Plans		U.S. Retiree Medical Plan
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$193.0	$176.5	$19.5	$26.1
Service cost	—	—	—	0.3
Interest cost	8.6	9.2	0.4	1.3
Plan amendments	—	—	(11.1)	(7.1)
Actuarial (gains) losses	21.0	20.2	0.1	(0.8)
Part D Rx Subsidy Received	—	—	0.1	0.1
Benefits paid	(9.7)	(12.9)	(0.5)	(0.4)

Benefit obligation at end of year	$212.9	$193.0	$8.5	$19.5

Change in plan assets
Fair value of plan assets at beginning of year	$129.0	$122.1	$—	$—
Actual return on plan assets	17.5	7.5	—	—
Employer contributions	8.6	5.5	0.5	—
Benefits paid	(9.7)	(6.1)	(0.5)	—

Fair value of plan assets at end of year	$145.4	$129.0	$—	$—

Funded status of plan	$(67.5)	$(64.0)	$(8.5)	$(19.5)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(0.7)	$(1.6)	$(0.5)	$(1.1)
Noncurrent liabilities	(66.8)	(62.4)	(8.0)	(18.4)

Net pension liability, end of fiscal year	$(67.5)	$(64.0)	$(8.5)	$(19.5)

Amounts recognized in accumulated other comprehensive income (AOCI)
Prior service cost / (credit)	$—	$—	$(15.3)	$(6.8)
Unrecognized actuarial loss (gain)	24.8	13.0	(1.6)	(1.8)

Total AOCI (before tax)	$24.8	$13.0	$(16.9)	$(8.6)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	International Pension Plans
	2012	2011
Benefit obligation at end of year	$32.5	$30.0
Fair value of plan assets at end of year	23.3	21.1

Funded status of plan	$(9.2)	$(8.9)

Amounts recognized in the consolidated balance sheet
Noncurrent Assets	$1.6	$—
Current liabilities	—	—
Noncurrent liabilities	(10.8)	(8.9)

Net pension liability, end of fiscal year	$(9.2)	$(8.9)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$(1.2)	$(1.5)

Total AOCI (before tax)	$(1.2)	$(1.5)

Additional year-end information for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan with accumulated benefit obligations in excess of plan assets

The following sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan with accumulated benefit obligations in excess of plan assets (in millions):

	U.S. Pension Plans		U.S. Retiree Medical Plan		International Pension Plans
	As of December 31,		As of December 31,		As of December 31,
	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$212.9	$193.0	$8.5	$19.5	$32.5	$30.0
Accumulated benefit obligation	$212.9	$193.0	$8.5	$19.5	$26.2	$21.2
Fair value of plan assets	$145.4	$129.0	$—	$—	$23.3	$21.1

Components of Net Periodic Benefit Cost

The net periodic benefit costs for the U.S. Pension Plans and U.S. Retiree Medical Plan and International Pension Plans did not exceed $2.0 million in any comparative period.

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

	U.S. Pension Plans
	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Unrecognized actuarial (gain) loss	$12.0	$21.6	$(8.2)	$(6.5)	$23.9
(Gain) loss recognized due to settlement	(0.2)	(0.4)	—	—	—
Prior service cost (credit)	—	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—
Recognized net actuarial gain (loss)	—	—	—	(0.7)	—

Total recognized in OCI	$11.8	$21.2	$(8.2)	$(7.2)	$23.9

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	U.S. Retiree Medical Plan
	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Unrecognized actuarial (gain) loss	$0.1	$(0.8)	$(1.1)	$0.4	$2.7
(Gain) loss recognized due to settlement	—	—	—	—	—
Prior service cost (credit)	(11.1)	(7.1)	—	—	—
Amortization of prior service cost (credit)	2.6	0.4	—	—	—
Recognized net actuarial gain (loss)	0.1	—	—	—	0.4

Total recognized in OCI	$(8.3)	$(7.5)	$(1.1)	$0.4	$3.1

	International Pension Plans
	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Unrecognized actuarial (gain) loss	$(2.1)	$1.3	$(3.4)	$(2.1)	$4.0
Recognized net actuarial gain (loss)	2.3	0.6	—	—	—

Total recognized in OCI	$0.2	$1.9	$(3.4)	$(2.1)	$4.0

As of December 31, 2012, for the combined U.S. and International Pension Plans, we expect to amortize during 2013 from accumulated other comprehensive income (loss) into net periodic pension cost an estimated $2.9 million of net prior service credit and $1.2 million of net actuarial loss.

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan are as follows:

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
U.S. Pension Plans:
Discount rate as of year-end	4.04%	4.58%	5.35%	5.06%	5.20%

U.S. Retiree Medical Plan:
Discount rate as of year-end	4.04%	4.58%	5.35%	5.06%	5.20%

International Pension Plans:
Discount rate as of year-end	4.03%	4.82%	5.35%	4.98%	5.17%
Range of compensation rate increase	3.14%	3.44%	3.80%	3.52%	3.71%

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The discount rate used in the calculation of the benefit obligation at December 31, 2012 and December 31, 2011 for the U.S. Plans is derived from a yield curve comprised of the yields of approximately 650 and 540 market-weighted corporate bonds, respectively, rated AA on average by Moody’s, Standard & Poors, and Fitch, matched against the cash flows of the U.S. Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans, International Pension Plans and the U.S. Retiree Medical Plan are as follows:

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
U.S. Pension Plans:
Discount rate	4.58%	5.35%	5.06%	5.16%	6.37%
Expected long-term rate of return on plan assets	6.50%	7.50%	7.50%	7.50%	7.50%

U.S. Retiree Medical Plan:
Discount rate	4.58%	5.35%	5.06%	5.16%	6.37%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A	N/A

International Pension Plans:
Discount rate	4.86%	5.38%	5.15%	5.09%	6.07%
Range of compensation rate increase	3.47%	3.79%	3.66%	3.58%	3.57%
Expected long-term rate of return on plan assets	5.25%	6.49%	6.10%	6.37%	6.42%

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Healthcare cost trend rate assumed for next year	8.00%	8.00%	8.00%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020	2020	2020

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost for the postretirement obligation.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The fair value of the major categories of pension plan assets for U.S. and International Pension Plans at December 31, 2012 is presented below (in millions):

	U.S. Pension Plans	International Pension Plan	U.S. Pension Plan	Internation Pension Plan
	As of December 31,
	2012		2011
Level 2
Cash and Cash equivalents(a)	$1.4	$0.5	$1.0	$—
Equity Securities(b):
U.S.	70.1	4.3	64.4	3.6
Non—U.S.	18.1	12.0	13.3	10.5
Fixed Income(b) :
Corporate Bonds and Notes	34.1	—	24.9	—
U.S. Government Treasuries	12.3	—	6.2	—
International Debt	0.1	—	7.6	—
Mortgage-Backed Securities	3.2	—	1.3	—
U.S. Government Agencies	0.5	—	2.3	—
Asset-Backed Securities	1.9	—	0.3	—
Municipal Bonds	0.1	—	3.1	—
Non- U.S. Bonds	3.6	6.4	0.8	6.6
Other(c)	—	0.1	3.8	0.4

Total fair value of plan assets	$145.4	$23.3	$129.0	$21.1

(a)	Short-term investments in money market funds and short term receivables for investments sold

(b)	Securities held in common commingled trust funds

(c)	Other securities held in common commingled trust funds including interest rate swaps and foreign currency contracts

We categorize plan assets within a three level fair value hierarchy as described in Note 2. Pooled funds are primarily classified as Level 2 and are valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions.

The investment objective for the U.S. Pension Plans and International Pension Plans is to secure the benefit obligations to participants while minimizing our costs. The goal is to optimize the long-term return on plan assets at an average level of risk. The portfolio of equity securities, currently targeted at 60% for U.S. Pension Plan and 70% for International Pension Plan, includes primarily large-capitalization companies with a mix of small-capitalization U.S. and foreign companies well diversified by industry. The portfolio of fixed income asset allocation, currently targeted at 40% for U.S. Pension Plan and 30% for International Pension Plan, is actively managed and consists of long duration fixed income securities primarily in U.S. debt markets and non-U.S. bonds with long-term maturities that help to reduce exposure to interest variation and to better correlate asset maturities with obligations.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $10.1 million for 2012, $6.2 million for 2011, $0.2 million for the period October 19, 2010 to December 31, 2010, $0.4 million for the period July 1, 2010 to October 18, 2010, and $3.5 million for Fiscal 2010.

The U.S. and International Pension Plans’ and U.S. Retiree Medical Plan’s expected contributions to be paid in the next year, the projected benefit payments for each of the next five years and the total aggregate amount for the subsequent five years are as follows (in millions):

	U.S. Pension Plans	International Pension Plans	U.S. Retiree Medical Plan
Estimated Net Contributions During Year Ended 2013	$5.7	$0.4	$0.5

Estimated Future Year Benefit Payments During Years Ended:
2013	$7.7	$0.3	$0.5
2014	$8.0	$0.4	$0.6
2015	$8.5	$0.4	$0.5
2016	$9.0	$0.4	$0.5
2017	$9.4	$1.6	$0.5
2018 – 2022	$58.9	$2.4	$2.9

Note 12.    Fair Value Measurements

Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in millions):

	As of December 31, 2012				Fair Value Measurements at December 31, 2012
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$—	$4.3	$—	$—	$—	$4.3	$—
Forward-starting interest rate swaps	—	0.8	—	—	—	0.8	—

Total	$—	$5.1	$—	$—	$—	$5.1	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$—	$—	$—	$11.0	$—	$11.0	$—

Other:
Investments held in a rabbi trust	$—	$6.3	$—	$—	$6.3	$—	$—

ERP liabilities	$—	$—	$4.4	$7.8	$—	$12.2	$—

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2011				Fair Value Measurements at December 31, 2011
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$3.3	$18.6	$—	$—	$—	$21.9	$—

Other:
Investments held in a rabbi trust	$—	$10.8	$—	$—	$10.8	$—	$—

ERP liabilities	$—	$—	$3.4	$12.8	$—	$16.2	$—

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

At December 31, 2012, the fair value of our variable rate term debt and bonds were estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issuance discount. At December 31, 2011, the fair value of our variable rate term debt and bonds was estimated at $2.9 billion, compared to a carrying amount of $3.0 billion, net of original issuance discount. Fair value of variable rate term debt and the Discount Notes was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Brand and other intangible assets. Refer to Note 2 for inputs and valuation techniques used to measure fair value of these nonfinancial assets.

With respect to our assets held for sale recorded at fair value, the fair value measurements are typically based on binding purchase prices from acquirers of Company restaurants that we plan to refranchise. In certain cases, our corporate development team may develop fair value estimates for assets held for sale for which there is no binding purchase price. These fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for assets classified as held for sale by our corporate development team. Our corporate development team utilizes its knowledge of the FFHR industry and historical experience in refranchising transactions in establishing the valuation process, which is generally based on a market approach. Under the market approach, our corporate development team uses transaction prices for refranchisings that were recently completed, adjusting where necessary for factors specific to the assets held for sale.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2012, assets held for sale totaled $23.9 million and consisted primarily of goodwill and machinery and equipment to be sold in connection with refranchisings. We did not have assets classified as held for sale at December 31, 2011. Assets held for sale are included with Prepaids and Other Current Assets, net in our consolidated balance sheets.

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. During 2012, we recorded impairment losses of $13.2 million associated with long-lived assets for Company restaurants we classified as held for sale in the U.S. We did not record any impairment charges associated with assets held for sale during 2011.

Note 13.    Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 12 for fair value measurements of our derivative instruments.

Interest Rate Caps

At December 31, 2012 and December 31, 2011, we had U.S. Dollar denominated interest rate cap agreements (notional amount of $1.4 billion and $1.5 billion, respectively) (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.74% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt. During 2012, we terminated our Euro denominated interest rate cap agreements (notional amount of €193.6 million at December 31, 2011) which effectively capped the annual interest expense applicable to our borrowings under the 2011 Amended Credit Agreement for Euro denominated borrowings. In connection with the termination of the Euro denominated interest rate cap agreements, we recorded a charge of $8.4 million within other operating (income) expense, net related to realized losses reclassified from accumulated other comprehensive income (“AOCI”).

Under the terms of the Cap Agreements, if LIBOR resets above a strike price, we will receive the net difference between the rate and the strike price. As disclosed in Note 8, we have elected our applicable rate per annum as Eurocurrency. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR resets above or below the strike price.

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cross-currency Rate Swaps

During 2012, we entered into cross-currency rate swaps with an aggregate notional value of $430 million to hedge a portion of the net investment in a Swiss subsidiary, Burger King Europe GmbH. A total notional value of $230 million of these swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in US dollars and mature on October 19, 2016. A total notional value of $200 million of these swaps are contracts to exchange quarterly floating-rate payments we make in Euros for quarterly floating-rate payments we receive in U.S. Dollars and mature on September 28, 2017. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the carrying amount of the net investment being hedged.

Changes in marked-to-market values of these hedges reflected in AOCI were an after-tax loss of $6.6 million at December 31, 2012.

Forward-Starting Interest Rate Swaps

During 2012, we entered into three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gain and losses from hedge ineffectiveness are recognized in current earnings.

Interest Rate Swaps

In connection with the 2010 Transactions, interest rate swaps with a notional value of $500 million were terminated. The remaining interest rate swaps that were not terminated by counterparties had a notional value of $75 million and expired on September 30, 2011.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. The forward currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other (income) expense, net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At December 31, 2012, we had four foreign currency forward contracts with a total notional amount of $64.8 million maturing in 2013. At December 31, 2011, we had no foreign currency forward contracts outstanding.

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	2012					2011
	Interest Rate Caps	Forward- Starting Interest Rate Swaps	Cross Currency Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$(17.1)	$0.7	$—	$—	$(16.4)	$(67.2)	$—	$—	$(67.2)
Gain (loss) reclassified from AOCI into interest expense, net(1)	$(3.2)	$—	$—	$—	$(3.2)	$0.5	$—	$—	$0.5
Gain (loss) reclassified from AOCI into other operating (income) expense, net	$(8.4)	$—	$—	$—	$(8.4)	$—	$—	$—	$—
Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$—	$(10.8)	$—	$(10.8)	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating (income) expense, net	$—	$—	$—	$(0.5)	$(0.5)	$—	$—	$0.1	$0.1
Gain (loss) recognized in interest expense, net	$—	$—	$—	$—	$—	$—	$(0.1)	$—	$(0.1)

(1)	Includes $1.1 million in gains during 2011 related to the interest rate caps modified in connection with the 2011 Amended Credit Agreement.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Successor				Predecessor
	October 19, 2010 to December 31, 2010				July 1, 2010 to October 18, 2010
	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$35.8	$—	$0.1	$35.9	$(2.4)	$(0.1)	$(2.5)
Gain (loss) reclassified from AOCI into interest expense, net(1)	$—	$—	$—	$—	$(4.9)	$—	$(4.9)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$(0.2)	$17.2	$17.0	$—	$(42.4)	$(42.4)

(1)	Includes $0.4 million of gain for the period July 1, 2010 to October 18, 2010 related to terminated hedges and zero for the period October 19, 2010 to December 31, 2010.

The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of December 31, 2012 that we expect to be reclassified into earnings within the next 12 months is $6.1 million of losses.

Note 14.    Stockholders’ Equity

Dividends Paid

On October 28, 2012, our Board of Directors approved a cash dividend of $0.04 per share, which was paid on November 29, 2012 to shareholders of record at the close of business on November 9, 2012. On December 16, 2011, we paid a dividend to our shareholders, principally 3G, in the amount of $393.4 million, representing the net proceeds from the sale of the Discount Notes. We paid a cash dividend of $0.0625 per share on September 30, 2010 to the Predecessor’s shareholders of record at the close of business on September 14, 2010. Total dividends paid by the Predecessor during the period of July 1, 2010 to October 18, 2010 were $8.6 million. Total dividends paid to the Predecessor’s shareholders were $34.2 million in fiscal 2010.

Although we do not currently have a dividend policy, we may declare dividends periodically if our Board of Directors determines that it is in the best interests of the shareholders. The terms of the 2012 Credit Agreement, Senior Notes Indenture and Discount Notes Indenture limit our ability to pay cash dividends in certain circumstances. In addition, because we are a holding company, our ability to pay cash dividends on shares (including fractional shares) of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under the 2012 Credit Agreement, Senior Notes Indenture and Discount Notes Indenture. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Annual Bonus Election

We have a bonus program under which eligible employees may elect to use a portion of their annual bonus compensation to purchase BKW common shares. During 2012, we issued approximately 1.5 million shares to participants in this program, for aggregate consideration of $5.4 million.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Predecessor
Balances at June 30, 2009	$(17.8)	$(15.8)	$(12.3)	$(45.9)
Foreign currency translation adjustment	—	—	(4.4)	(4.4)
Net change in fair value of derivatives,net of tax of $2.6	4.1	—	—	4.1
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.6	(1.0)	—	—	(1.0)
Pension and post-retirement benefit plans,	—	—	—
net of tax of $11.3	—	(19.7)	—	(19.7)

Balances at June 30, 2010	$(14.7)	$(35.5)	$(16.7)	$(66.9)

Foreign currency translation adjustment	—	—	13.3	13.3
Net change in fair value of derivatives,net of tax of $1.1	1.7	—	—	1.7
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.2	(0.2)	—	—	(0.2)
Pension and post-retirement benefit plans,net of tax of $3.1	—	5.8	—	5.8

Balances at October 18, 2010	$(13.2)	$(29.7)	$(3.4)	$(46.3)

Successor
Balances at October 19, 2010	$—	$—	$—	$—
Foreign currency translation adjustment	—	—	(48.5)	(48.5)
Net change in fair value of derivatives,net of tax of $13.9	21.9	—	—	21.9
Pension and post-retirement benefit plans,net of tax of $3.9	—	8.8	—	8.8

Balances at December 31, 2010	$21.9	$8.8	$(48.5)	$(17.8)

Foreign currency translation adjustment	—	—	(44.3)	(44.3)
Net change in fair value of derivatives, net of tax of $26.4	(40.9)	—	—	(40.9)
Amounts reclassified to earnings during the period from terminated caps, net of tax of $0.4	(0.6)	—	—	(0.6)
Pension and post-retirement benefit plans, net of tax of $5.5	—	(9.7)	—	(9.7)

Balances at December 31, 2011	$(19.6)	$(0.9)	$(92.8)	$(113.3)

Foreign currency translation adjustment	—	—	15.5	15.5
Net change in fair value of derivatives, net of tax of $10.6	(16.6)	—	—	(16.6)
Amounts reclassified to earnings during the period from terminated caps, net of tax of $4.5	7.0	—	—	7.0
Pension and post-retirement benefit plans, net of tax of $0.2	—	(1.3)	—	(1.3)
Amortization of prior service costs, net of tax of $1.0	—	(1.6)	—	(1.6)

Balances at December 31, 2012	$(29.2)	$(3.8)	$(77.3)	$(110.3)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 15.    Share-based Compensation

Successor

On February 2, 2011, the Board of Directors of Burger King Worldwide Holdings, Inc. (“Worldwide”) approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”). The 2011 Omnibus Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to Worldwide and its subsidiaries, with respect to an aggregate of 6,650 shares (6,650,000 millishares or .001 of one full share) of common stock of Worldwide.

All stock options and restricted stock units (RSUs) under the 2011 Omnibus Plan outstanding on June 20, 2012 were assumed by the Company and converted into stock options to acquire common stock of the Company (the “Common Stock”) and RSUs of the Company, and the Company assumed all of the obligations of Worldwide under the 2011 Omnibus Plan. The conversion rate for the stock options was 3.355508 (i.e. a stock option to acquire a millishare of Worldwide at an exercise price of $11.89 per millishare or $13.34 per millishare of Worldwide common stock was converted to a stock option to acquire 3.355508 shares of Common Stock at an exercise price of $3.54 or $3.97 per share of Common Stock, respectively). The conversion ratio for the RSUs was 3.479129 (an RSU to receive one millishare of Worldwide common stock was converted to an RSU to receive 3.479129 shares of Common Stock).

On June 20, 2012, our Board of Directors adopted the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”). The 2012 Omnibus Plan generally provides for the grant of awards to employees, directors and other persons who provide services to the Company and its subsidiaries, with respect to an aggregate of 8,500,000 shares of Common Stock. The Board also froze the 2011 Omnibus Plan, and all future grants will be made under the 2012 Omnibus Plan.

Our plans permit the grant of several types of awards with respect to the Common Stock, including stock options, restricted stock units, restricted stock and performance shares. Stock options generally cliff vest five years from the original grant date, provided the employee is continuously employed by BKC or one of its subsidiaries, and the options expire ten years following the grant date. Additionally, if the Company terminates the employment of an option holder without cause prior to the vesting date, or if the employee dies, retires or becomes disabled, the employee will become vested in the number of options as if the options vested 20% of each anniversary of the grant date. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards may be adjusted accordingly.

We recorded $12.2 million of share-based compensation expense in selling, general and administrative expenses during 2012, $1.2 million during 2011 and $30.4 million for the period of October 19, 2010 to December 31, 2010. As a result of the 2010 Acquisition, the Predecessor’s unvested share-based compensation awards were accelerated to vest and, together with previously vested awards, were cancelled and settled in cash using the $24.00 purchase price per share of common stock paid by 3G in the 2010 Acquisition.

During 2012, a total of 205,431 RSUs were granted to non-employee members of our Board of Directors in lieu of a cash retainer. The RSU grants were fully vested on the grant date. All RSUs will settle and shares of Common Stock will be issued upon termination of service by the board member.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period on a straight-line basis. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2012	2011
Risk-free interest rate	1.03%	1.93%
Expected term (in years)	5.50	5.00
Expected volatility	35.00%	35.00%
Expected dividend yield	0.00%	0.00%

Expected volatility was based on a review of the equity volatilities of publicly-traded guideline companies. The risk-free interest rate was based on the U.S. Treasury yield with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on the analysis of a five-year vesting period coupled with the Company’s expectations of exercise activity.

The following is a summary of option activity under the 2011 Omnibus Plan and 2012 Omnibus Plan as of and for the year ended December 31, 2012:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value(1) (in 000’s)	Weighted Average Remaining Contractual Term (Yrs)
Options outstanding at January 1, 2012	12,537	$3.54
Granted	7,770	$3.97
Exercised	464	$3.54
Forfeited	3,485	$3.61

Options outstanding at December 31, 2012	16,358	$3.73	$210,490	8.6

Options expected to vest at December 31, 2012	14,079	$3.73	$178,917	8.6

(1)	The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2012.

The number of options exercisable at December 31, 2012 was insignificant. The weighted-average estimated fair value of stock options granted was $3.80 during 2012 and $0.58 during 2011. The total intrinsic value of stock options exercised was $5.7 million during 2012 and no options were exercised during 2011. As of December 31, 2012, there was approximately $25.2 million of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.2 years.

Predecessor

The Predecessor recorded $5.8 million of share-based compensation expense from July 1, 2010 through October 18, 2010 and $17.0 million in Fiscal 2010, in selling, general and administrative expenses.

Equity Incentive Plan and 2006 Omnibus Incentive Plan

Prior to the 2010 Acquisition, share-based compensation expense for stock options was estimated on the grant date using a Black-Scholes option pricing model. The Predecessor’s specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are discussed below.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additionally, the Predecessor was required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could have been affected by changes in the Predecessor’s assumptions or changes in market conditions.

The Predecessor determined the expected term of stock options granted using the simplified method. Based on the results of applying the simplified method, the Predecessor determined that 6.25 years was an appropriate expected term for awards with four-year graded vesting.

The fair value of each stock option granted under the Plans during July 1, 2010 through October 18, 2010 and for Fiscal 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	July 1, 2010 to October 18, 2010	Fiscal 2010
Risk-free interest rate	1.83%	2.92%
Expected term (in years)	6.25	6.25
Expected volatility	38.34%	37.15%
Expected dividend yield	1.43%	1.37%

The weighted average grant date fair value of stock options granted was $6.02 during the period July 1, 2010 through October 18, 2010 and $6.56 for Fiscal 2010. The total intrinsic value of stock options exercised was $3.2 million during the period July 1, 2010 through October 18, 2010 and $8.1 million for Fiscal 2010. The related excess tax benefits from stock options exercised were $1.1 million offset by $1.5 million shortfalls recorded as operating cash flows for the period July 1, 2010 through October 18, 2010 and $3.5 million for Fiscal 2010.

Proceeds from stock options exercised were $4.0 million for the period July 1, 2010 through October 18, 2010 and $4.2 million for Fiscal 2010.

The weighted average grant date fair value of nonvested shares granted was $16.96 during the period July 1, 2010 through October 18, 2010 and $18.35 for Fiscal 2010. The total intrinsic value of grants which vested and settled was $9.1 million during the period July 1, 2010 through October 18, 2010 and $9.6 million for Fiscal 2010.

The fair value of shares withheld by us to meet employees’ minimum statutory withholding tax requirements on the settlement of RSU’s was $2.5 million during the period July 1, 2010 through October 18, 2010 and $2.7 million for Fiscal 2010.

Note 16.    Earnings (Loss) Per Share

Basic earnings (loss) per share is based on net income and weighted average of common shares outstanding. For periods prior to the Merger, share count was determined by retrospectively adjusting all Worldwide shares by the exchange ratio of 3.479129. Diluted earnings per share reflects the potential dilution of common shares, relating to outstanding stock options and RSUs calculated using the treasury stock method. For periods prior to the Merger, outstanding stock options and RSUs were determined by converting all Worldwide stock options to Company stock options using the exchange ratio of 3.355508 and all Worldwide RSUs to Company RSUs using the exchange ratio of 3.479129.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Basic and diluted earnings (loss) per share are as follows (in millions except for per share information):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Numerator:
Net income (loss)	$117.7	$88.1	$(115.7)	$71.1	$186.8
Denominator:
Weighted average shares — basic	349.7	348.2	347.9	136.1	135.4
Effect of dilutive securities	4.5	—	—	1.8	1.8

Weighted average shares — diluted	354.1	348.2	347.9	137.9	137.2

Basic earnings (loss) per share	$0.34	$0.25	$(0.33)	$0.52	$1.38
Diluted earnings (loss) per share	$0.33	$0.25	$(0.33)	$0.52	$1.36
Antidilutive stock options outstanding	2.7	12.5	—	4.3	4.3

Note 17.    Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Franchise royalties	$603.5	$565.5	$107.4	$165.2	$529.5
Property revenues	151.3	111.2	23.5	34.0	113.7
Initial franchise fees	19.0	13.3	2.6	1.7	10.9
Renewal franchise fees and other related fees	23.5	7.0	1.6	2.3	8.8

Total	$797.3	$697.0	$135.1	$203.2	$662.9

Refer to Note 9 for the components of property revenues.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of Company restaurants:
Restaurant count at December 31, 2011	939	192	97	67	1,295
Openings	2	—	3	2	7
Closures	(6)	(1)	—	(6)	(13)
Acquisitions	2	—	—	22	24
Refranchisings	(754)	(59)	—	(82)	(895)

Restaurant count at December 31, 2012	183	132	100	3	418

Number of franchise restaurants:
Restaurant count at December 31, 2011	6,561	2,690	1,125	841	11,217
Openings	68	313	174	136	691
Closures	(88)	(73)	(9)	(30)	(200)
Acquisitions	(2)	—	—	(22)	(24)
Refranchisings	754	59	—	82	895

Restaurant count at December 31, 2012	7,293	2,989	1,290	1,007	12,579

Number of system-wide restaurants:
Restaurant count at December 31, 2011	7,500	2,882	1,222	908	12,512
Openings	70	313	177	138	698
Closures	(94)	(74)	(9)	(36)	(213)
Acquisitions	—	—	—	—	—
Refranchisings	—	—	—	—	—

Restaurant count at December 31, 2012	7,476	3,121	1,390	1,010	12,997

Note 18.    Other Operating (Income) Expenses, net

Other operating (income) expenses, net, consist of the following (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$30.8	$6.2	$5.8	$(3.2)	$(2.4)
Litigation settlements and reserves, net	1.7	1.3	3.5	1.5	(0.2)
Foreign exchange net gains	(4.2)	(4.6)	(21.4)	(1.4)	(3.3)
Loss on termination of interest rate cap	8.7	—	—	—	—
Equity in net loss from unconsolidated affiliates	4.1	1.2	0.3	0.5	0.1
Other, net	12.2	7.2	3.1	(1.0)	5.1

Other operating (income) expense, net	$53.3	$11.3	$(8.7)	$(3.6)	$(0.7)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating (income) expenses, net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

Net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net (gains) losses associated with refranchisings, impairment losses associated with long-lived assets for Company restaurants and net losses associated with asset disposals and restaurant closures.

During 2012, non-cash investing activities included $98.6 million in equity method investments associated with refranchisings. Equity method investments are classified as other assets, net in our consolidated balance sheets. Our interest in the loss from our equity method investments was not material to our consolidated statements of operations during 2012 or 2011. Significant equity method investments in 2012 included the following:

On May 30, 2012, we completed the refranchising of 278 Company restaurants to Carrols Restaurant Group, Inc. (“Carrols”), including the assignment to Carrols of our right of first refusal on franchise sales of Burger King® restaurants in 20 states. Total consideration included a 28.9% equity interest in Carrols and total cash payments of approximately $16.2 million, of which approximately $4.0 million, associated with a right of first refusal, is payable over five years. We recorded a net loss of $4.4 million associated with this refranchising.

In May 2012, we completed the acquisition of the equity interests we did not previously hold in two former equity method investments in China for total consideration of $17.3 million. In June 2012, we contributed the equity interests in our 44 Company restaurants in China, including the 22 restaurants we acquired in May 2012, to an entity established to develop the China market (the “China Venture”). Total consideration received by the Company in exchange for these contributions included a significant minority equity interest in the China Venture and a cash payment of approximately $2.2 million. The aggregate gain related to the acquisition of the majority interest in the former equity method investments in China and the contribution of the 44 restaurants to the China Venture was $26.4 million during 2012 and is included in net (gains) losses on disposal of assets, restaurant closures and refranchisings.

Note 19.    Commitments and Contingencies

Guarantees

We guarantee certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, we have typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $48.8 million as of December 31, 2012, expiring over an average period of six years.

From time to time, we enter into agreements under which we guarantee loans made to qualified franchisees. As of December 31, 2012, there were $81.9 million of loans outstanding to franchisees that we had guaranteed under three such programs, with additional franchisee borrowing capacity of approximately $104.0 million remaining. Our maximum guarantee liability under these three programs is limited to an aggregate of

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$25.3 million, assuming full utilization of all borrowing capacity. As of December 31, 2012, the liability reflecting the fair value of these guarantee obligations was $2.7 million. No events of default have occurred and no payments have been made by us in connection with these guarantees through December 31, 2012.

Other commitments arising out of normal business operations were $4.9 million as of December 31, 2012, of which over 99% was guaranteed under bank guarantee arrangements.

Letters of Credit

As of December 31, 2012, we had $24.6 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $11.6 million are secured by the collateral under our 2012 Revolving Credit Facility. As of December 31, 2012, no amounts had been drawn on any of these irrevocable standby letters of credit.

As of December 31, 2012, we had posted bonds totaling $1.2 million, which related to certain utility deposits and capital projects.

Vendor Relationships

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King ® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2012, we estimate it will take approximately 12 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in certain countries in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of December 31, 2012, the deferred income associated with this contract totaled $3.6 million. Revenue recognized in connection with this arrangement was $1.9 million in 2012 and not material 2011.

In the event of early termination of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

As of December 31, 2012, we had $10.8 million in aggregate contractual obligations for the year ended December 31, 2012 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to three years with termination fees ranging from $1.0 million to $1.2 million during those years. We also have separate arrangements for telecommunication services with an aggregate contractual obligation of $3.9 million over the next two years with no early termination fee.

We also enter into commitments to purchase advertising. As of December 31, 2012, commitments to purchase advertising totaled $108.3 million and run through September 2013.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Litigation

On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit styled Vallabhapurapu v. Burger King Corporation, No. C11-00667 (U.S. District Court for the Northern District of California) was filed with respect to the other 86 restaurants. In January 2012, we agreed to settle the lawsuit. Under the settlement, $19.0 million was paid for the benefit of the class members, with $5.0 million funded by our franchisees, $3.9 million by BKC, and the balance by BKC’s insurance carrier. These amounts were funded in December 2012.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Other

We carry insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.1 million to $2.5 million) and self insurance, we retain a significant portion of the expected losses under these programs.

Insurance reserves have been recorded based on our estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. During 2012, we recorded a $4.1 million reduction in our self insurance reserve as we completed refranchising transactions and operated fewer Company restaurants. During 2010, we made a $1.5 million favorable adjustment to our self insurance reserve to adjust our IBNR confidence level and an additional adjustment of $3.3 million as a result of favorable developments in our claim trends. There were no comparable adjustments recorded during 2011. We had $26.7 million in accrued liabilities as of December 31, 2012 and $32.3 million as of December 31, 2011 for these claims.

Note 20.    Segment Reporting

We operate in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Revenues include retail sales at Company restaurants and franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees as well as property income we derive from properties we lease to our franchisees. Our business is managed in four distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa (“EMEA”); (3) Latin America and the Caribbean (“LAC”); and (4) Asia Pacific (“APAC”).

The unallocated amounts reflected in certain tables below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables present revenues, segment income, depreciation and amortization, assets, goodwill, long-lived assets and capital expenditures by geographic segment (in millions):

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Revenues:
United States and Canada	$1,261.1	$1,569.1	$315.5	$483.2	$1,695.2
EMEA	472.9	525.6	104.7	169.1	635.4
LAC	134.4	128.1	24.8	34.0	109.0
APAC	97.9	112.9	21.8	31.4	62.6

Total revenues	$1,966.3	$2,335.7	$466.8	$717.7	$2,502.2

The United Stated represented 10% or more of our total revenues in each period presented. Revenues in the United States totaled $1.1 billion in 2012, $1.4 billion in 2011, $283.7 million for the period of October 19, 2010 to December 31, 2010, $437.4 million for the period of July 1, 2010 to October 18, 2010 and $1.5 billion for fiscal 2010. Germany also represented 10% or more of our revenues in 2012 and fiscal 2010. Revenues in Germany totaled $219.2 million in 2012 and $281.9 million in fiscal 2010.

Our measure of segment income is adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations and assists management in comparing segment performance by removing the impact of certain items that management believes do not reflect our core operations.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of segment income to net income consists of the following:

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Segment Income:
U.S. and Canada	$471.0	$459.9	$77.2	$145.0	$450.5
EMEA	166.1	146.0	20.1	30.8	85.3
LAC	73.2	63.9	9.5	12.3	43.4
APAC	41.1	26.7	4.9	7.1	18.3

Total	751.4	696.5	111.7	195.2	597.5
Unallocated Management G&A	(99.3)	(111.5)	(16.5)	(60.3)	(136.6)

Consolidated adjusted EBITDA	652.1	585.0	95.2	134.9	460.9
Share-based compensation and non-cash incentive compensation expense	10.2	6.4	—	5.8	17.0
2010 Transaction costs	—	3.7	94.9	—	—
Global restructuring and related professional fees	—	46.5	67.2	—	—
Field optimization project costs	—	10.6	—	—	—
Global portfolio realignment project	30.2	7.6	—	—	—
Business combination agreement expenses	27.0	—	—	—	—
Other operating (income) expenses, net	53.3	11.3	(8.7)	(3.6)	(0.7)

EBITDA	531.4	498.9	(58.2)	132.7	444.6
Depreciation and amortization	113.7	136.4	27.6	31.2	111.7

Income (loss) from operations	417.7	362.5	(85.8)	101.5	332.9
Interest expense, net	223.8	226.7	58.1	14.6	48.6
Loss on early extinguishment of debt	34.2	21.1	—	—	—
Income tax expense (benefit)	42.0	26.6	(28.2)	15.8	97.5

Net income (loss)	117.7	88.1	(115.7)	71.1	186.8

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Depreciation and Amortization:
United States and Canada	$68.8	$86.2	$16.8	$20.2	$72.8
EMEA	17.9	22.6	4.4	3.5	14.8
LAC	6.0	6.7	1.8	1.5	4.9
APAC	5.7	7.6	2.3	1.5	3.2
Unallocated	15.3	13.3	2.3	4.5	16.0

Total depreciation and amortization	$113.7	$136.4	$27.6	$31.2	$111.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Assets		Goodwill		Long-Lived Assets
	As of December 31,		As of December 31,		As of December 31,
	2012	2011	2012	2011	2012	2011
United States and Canada	$3,472.5	$3,534.9	$231.0	$254.8	$938.6	$1,114.1
EMEA	1,383.9	1,368.4	201.6	198.8	55.3	73.9
LAC	189.9	189.7	124.1	137.9	20.0	28.8
APAC	459.3	457.8	62.5	66.2	0.4	19.2
Unallocated	58.4	57.6	—	—	51.3	32.7

Total	$5,564.0	$5,608.4	$619.2	$657.7	$1,065.6	$1,268.7

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of our total long-lived assets as of December 31, 2012 and 2011. Long-lived assets in the United States, including the unallocated portion, totaled $921.6 million as of December 31, 2012 and $1,069.3 million as of December 31, 2011. Refer to Note 1 for the impact of acquisition accounting.

	Successor			Predecessor
	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Capital Expenditures:
United States and Canada	$41.9	$56.5	$17.4	$11.0	$99.9
EMEA	6.9	11.1	3.3	0.9	22.9
LAC	1.4	1.8	1.1	0.3	5.4
APAC	0.8	3.8	2.1	2.3	8.0
Unallocated	19.2	8.9	4.5	3.7	14.1

Total capital expenditures	$70.2	$82.1	$28.4	$18.2	$150.3

Note 21.    Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$569.9	$540.8	$451.1	$404.5
Operating income	$84.1	$127.9	$93.8	$111.9
Net income	$14.3	$48.2	$6.6	$48.6
Basic earnings per share	$0.04	$0.14	$0.02	$0.14
Diluted earnings per share	$0.04	$0.14	$0.02	$0.14

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$552.0	$595.4	$607.7	$580.6
Operating income	$64.0	$99.0	$111.6	$87.9
Net income	$(5.9)	$30.2	$38.8	$25.0
Basic earnings (loss) per share	$(0.02)	$0.09	$0.11	$0.07
Diluted earnings (loss) per share	$(0.02)	$0.09	$0.11	$0.07

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 22.    Supplemental Financial Information

On October 19, 2010, BKC issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings and the U.S. subsidiaries of BKC (the “Guarantors”). On April 19, 2011, the Issuers issued the Discount Notes. In August 2012, the Company entered into a Supplemental Indenture with respect to the Senior Notes and a Supplemental Indenture with respect to the Discount Notes (the “Supplemental Indentures”) to guarantee BKC’s obligations under the Senior Notes and the Issuers’ obligations under the Discount Notes. The Supplemental Indentures allow the financial reporting obligation under the Indentures to be satisfied through the reporting of the Company’s consolidated financial information. The 2012 Credit Agreement allows the financial reporting obligation of BKC to be satisfied through the reporting of the Company’s consolidated financial information, provided that the financial information of BKC and its subsidiaries is presented on a standalone basis. The non-U.S. subsidiaries are identified below as Non-Guarantors.

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2012

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$—	$355.3	$—	$191.3	$—	$546.7
Trade and notes receivable, net	—	—	128.8	—	50.2	—	179.0
Prepaids and other current assets, net	—	0.6	70.9	—	19.8	—	91.3
Deferred income taxes, net	0.7	20.3	36.3	—	16.2	—	73.5

Total current assets	0.8	20.9	591.3	—	277.5	—	890.5
Property and equipment, net	—	—	754.7	—	130.5	—	885.2
Intangible assets, net	—	—	1,554.7	—	1,256.5	—	2,811.2
Goodwill	—	—	355.0	—	264.2	—	619.2
Net investment in property leased to franchisees	—	—	167.0	—	13.4	—	180.4
Intercompany receivable	3.8	—	225.9	—	—	(229.7)	—
Investment in subsidiaries	1,169.5	1,537.6	1,517.2	1,572.6	—	(5,796.9)	—
Other assets, net	—	6.5	106.6	—	64.4	—	177.5

Total assets	$1,174.1	$1,565.0	$5,272.4	$1,572.6	$2,006.5	$(6,026.6)	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$45.0	$—	$23.7	$—	$68.7
Accrued advertising	—	—	30.7	—	35.8	—	66.5
Other accrued liabilities	(0.3)	(11.8)	157.1	—	61.8	—	206.8
Current portion of long term debt and capital leases	—	—	52.6	—	3.2	—	55.8

Total current liabilities	(0.3)	(11.8)	285.4	—	124.5	—	397.8
Term debt, net of current portion	—	407.1	2,498.0	—	—	—	2,905.1
Capital leases, net of current portion	—	—	66.2	—	22.2	—	88.4
Other liabilities, net	0.2	—	322.6	—	59.6	—	382.4
Payables to affiliates	3.6	0.5	—	35.0	190.6	(229.7)	—
Deferred income taxes, net	(4.4)	(0.3)	527.6	—	92.4	—	615.3

Total liabilities	(0.9)	395.5	3,699.8	35.0	489.3	(229.7)	4,389.0
Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,205.7	1,164.9	1,513.3	1,479.3	1,386.9	(5,544.4)	1,205.7
Retained earnings	76.1	114.9	169.6	168.6	206.7	(659.8)	76.1
Accumulated other comprehensive income (loss)	(110.3)	(110.3)	(110.3)	(110.3)	(76.4)	407.3	(110.3)

Total stockholders’ equity	1,175.0	1,169.5	1,572.6	1,537.6	1,517.2	(5,796.9)	1,175.0

Total liabilities and stockholders’ equity	$1,174.1	$1,565.0	$5,272.4	$1,572.6	$2,006.5	$(6,026.6)	$5,564.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2012

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$662.5	$—	$506.5	$—	$1,169.0
Franchise and property revenues	—	—	524.3	—	273.0	—	797.3
Intercompany revenues	—	—	6.8	—	(6.8)	—	—

Total revenues	—	—	1,193.6	—	772.7	—	1,966.3
Company restaurant expenses:
Food, paper and product costs	—	—	218.1	—	164.1	—	382.2
Payroll and employee benefits	—	—	198.3	—	146.8	—	345.1
Occupancy and other operating costs	—	—	168.2	—	141.7	—	309.9

Total Company restaurant expenses	—	—	584.6	—	452.6	—	1,037.2
Franchise and property expenses	—	—	73.3	—	38.8	—	112.1
Selling, general and administrative expenses	14.0	—	218.0	—	114.0	—	346.0
Intercompany expenses	—	—	5.5	—	(5.5)	—	—
Other operating expenses (income), net	—	—	54.0	—	(0.7)	—	53.3

Total operating costs and expenses	14.0	—	935.4	—	599.2	—	1,548.6

Income (loss) from operations	(14.0)	—	258.2	—	173.5	—	417.7
Interest expense, net	—	44.0	170.9	—	8.9	—	223.8
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2

Income (loss) before income taxes	(14.0)	(53.7)	62.8	—	164.6	—	159.7
Income tax expense (benefit)	(2.2)	(20.0)	42.9	—	21.3	—	42.0

Income (loss) from continuing operations	(11.8)	(33.7)	19.9	—	143.3	—	117.7
Equity in earnings of subsidiaries	129.5	163.2	143.3	163.2	—	(599.2)	—

Net income (loss)	$117.7	$129.5	$163.2	$163.2	$143.3	$(599.2)	$117.7

Total comprehensive income (loss)	$120.7	$132.5	$166.2	$166.2	$158.2	$(623.1)	$120.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2011

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$1,026.4	$—	$612.3	$—	$1,638.7
Franchise and property revenues	—	—	444.3	—	252.7	—	697.0
Intercompany revenues	—	—	7.1	—	—	(7.1)	—

Total revenues	—	—	1,477.8	—	865.0	(7.1)	2,335.7
Company restaurant expenses:
Food, paper and product costs	—	—	331.4	—	193.3	—	524.7
Payroll and employee benefits	—	—	309.1	—	172.1	—	481.2
Occupancy and other operating costs	—	—	260.5	—	181.0	—	441.5

Total Company restaurant expenses	—	—	901.0	—	546.4	—	1,447.4
Franchise and property expenses	—	—	63.2	—	33.9	—	97.1
Selling, general and administrative expenses	0.5	—	267.5	—	149.4	—	417.4
Intercompany expenses	—	—	—	—	7.1	(7.1)	—
Other operating expenses, net	—	—	3.5	—	7.8	—	11.3

Total operating costs and expenses	0.5	—	1,235.2	—	744.6	(7.1)	1,973.2

Income (loss) from operations	(0.5)	—	242.6	—	120.4	—	362.5
Interest expense, net	—	31.9	183.5	—	11.3	—	226.7
Loss on early extinguishment of debt	—	(0.3)	21.4	—	—	—	21.1

Income (loss) before income taxes	(0.5)	(31.6)	37.7	—	109.1	—	114.7
Income tax expense (benefit)	(0.7)	(12.5)	19.2	—	20.6	—	26.6

Income (loss) from continuing operations	0.2	(19.1)	18.5	—	88.5	—	88.1
Equity in earnings of subsidiaries	87.9	107.0	88.5	107.0	—	(390.4)	—

Net income (loss)	$88.1	$87.9	$107.0	$107.0	$88.5	$(390.4)	$88.1

Total comprehensive income (loss)	$(7.4)	$(7.6)	$11.5	$11.5	$44.2	$(59.6)	$(7.4)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

October 19, 2010 to December 31, 2010

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$208.2	$—	$123.5	$—	$331.7
Franchise and property revenues	—	—	87.7	—	47.4	—	135.1
Intercompany revenues	—	—	1.3	—	—	(1.3)	—

Total revenues	—	—	297.2	—	170.9	(1.3)	466.8
Company restaurant expenses:
Food, paper and product costs	—	—	63.9	—	38.9	—	102.8
Payroll and employee benefits	—	—	63.1	—	35.2	—	98.3
Occupancy and other operating costs	—	—	52.7	—	39.0	—	91.7

Total Company restaurant expenses	—	—	179.7	—	113.1	—	292.8
Franchise and property expenses	—	—	13.4	—	7.9	—	21.3
Selling, general and administrative expenses	17.2	—	171.9	0.9	57.2	—	247.2
Intercompany expenses	—	—	—	—	1.3	(1.3)	—
Other operating expenses, net	—	—	(9.6)	—	0.9	—	(8.7)

Total operating costs and expenses	17.2	—	355.4	0.9	180.4	(1.3)	552.6

Income (loss) from operations	(17.2)	—	(58.2)	(0.9)	(9.5)	—	(85.8)
Interest expense, net	—	—	55.8	—	2.3	—	58.1
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	(17.2)	—	(114.0)	(0.9)	(11.8)	—	(143.9)
Income tax expense (benefit)	(3.1)	—	(38.4)	—	13.3	—	(28.2)

Income (loss) from continuing operations	(14.1)	—	(75.6)	(0.9)	(25.1)	—	(115.7)
Equity in earnings of subsidiaries	(101.6)	(101.6)	(25.1)	(100.7)	—	329.0	—

Net income (loss)	$(115.7)	$(101.6)	$(100.7)	$(101.6)	$(25.1)	$329.0	$(115.7)

Total comprehensive income (loss)	$(133.5)	$(119.4)	$(118.5)	$(119.4)	$(73.6)	$430.9	$(133.5)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

July 1, 2010 to October 18, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$320.7	$—	$193.8	$—	$514.5
Franchise and property revenues	133.2	—	70.0	—	203.2
Intercompany revenues	1.9	—	2.6	(4.5)	—

Total revenues	455.8	—	266.4	(4.5)	717.7
Company restaurant expenses:
Food, paper and product costs	102.6	—	60.0	—	162.6
Payroll and employee benefits	98.0	—	56.2	—	154.2
Occupancy and other operating costs	73.1	—	54.6	—	127.7

Total Company restaurant expenses	273.7	—	170.8	—	444.5
Franchise and property expenses	13.7	—	8.5	—	22.2
Selling, general and administrative expenses	97.7	—	55.4	—	153.1
Intercompany expenses	2.6	—	1.9	(4.5)	—
Other operating expenses, net	(4.0)	—	0.4	—	(3.6)

Total operating costs and expenses	383.7	—	237.0	(4.5)	616.2

Income (loss) from operations	72.1	—	29.4	—	101.5
Interest expense, net	10.9	—	3.7	—	14.6
Loss on early extinguishment of debt	—	—	—	—	—

Income (loss) before income taxes	61.2	—	25.7	—	86.9
Income tax expense (benefit)	19.6	—	(3.8)	—	15.8

Income (loss) from continuing operations	41.6	—	29.5	—	71.1
Equity in earnings of subsidiaries	29.5	71.1	—	(100.6)	—

Net income (loss)	$71.1	$71.1	$29.5	$(100.6)	$71.1

Total comprehensive income (loss)	$91.7	$91.7	$42.8	$(134.5)	$91.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Fiscal 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$1,153.1	$—	$686.2	$—	$1,839.3
Franchise and property revenues	443.6	—	219.3	—	662.9
Intercompany revenues	6.0	—	6.6	(12.6)	—

Total revenues	1,602.7	—	912.1	(12.6)	2,502.2
Company restaurant expenses:
Food, paper and product costs	373.6	—	211.4	—	585.0
Payroll and employee benefits	356.3	—	212.4	—	568.7
Occupancy and other operating costs	265.4	—	195.7	—	461.1

Total Company restaurant expenses	995.3	—	619.5	—	1,614.8
Franchise and property expenses	38.6	—	26.8	—	65.4
Selling, general and administrative expenses	297.7	—	192.1	—	489.8
Intercompany expenses	6.6	—	6.0	(12.6)	—
Other operating expenses, net	(0.5)	—	(0.2)	—	(0.7)

Total operating costs and expenses	1,337.7	—	844.2	(12.6)	2,169.3

Income (loss) from operations	265.0	—	67.9	—	332.9
Interest expense, net	36.6	—	12.0	—	48.6
Loss on early extinguishment of debt	—	—	—	—	—

Income (loss) before income taxes	228.4	—	55.9	—	284.3
Income tax expense (benefit)	85.4	—	12.1	—	97.5

Income (loss) from continuing operations	143.0	—	43.8	—	186.8
Equity in earnings of subsidiaries	43.8	186.8	—	(230.6)	—

Net income (loss)	$186.8	$186.8	$43.8	$(230.6)	$186.8

Total comprehensive income (loss)	$165.8	$165.8	$39.4	$(205.2)	$165.8

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

2012

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$117.7	$129.5	$163.2	$163.2	$143.3	$(599.2)	$117.7
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(129.5)	(163.2)	(143.3)	(163.2)	—	599.2	—
Depreciation and amortization	—	—	75.6	—	38.6	—	114.2
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2
Amortization of deferred financing cost and debt issuance discount	—	44.1	12.9	—	—	—	57.0
Equity in net loss from unconsolidated affiliates	—	—	2.5	—	1.6	—	4.1
(Gain) on remeasurement of foreign denominated transactions	—	—	(6.6)	—	(1.6)	—	(8.2)
Amortization of prior service costs	—	—	(2.5)	—	—	—	(2.5)
Realized loss on terminated caps/swaps	—	—	11.8	—	—	—	11.8
Net loss (gain) on refranchisings and dispositions of assets	—	—	35.3	—	(8.3)	—	27.0
Bad debt (recoveries) expense, net	—	—	(1.5)	—	0.7	—	(0.8)
Share-based compensation	—	—	10.9	—	1.3	—	12.2
Deferred income taxes	(1.1)	(9.1)	11.0	—	8.1	—	8.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	(22.6)	—	0.4	—	(22.2)
Prepaids and other current assets	—	—	(4.2)	—	(2.8)	—	(7.0)
Accounts and drafts payable	—	—	(12.1)	—	(11.8)	—	(23.9)
Accrued advertising	—	—	(40.8)	—	8.5	—	(32.3)
Other accrued liabilities	4.8	(18.4)	(7.4)	—	(19.3)	—	(40.3)
Other long-term assets and liabilities	—	—	(27.6)	—	2.1	—	(25.5)

Net cash provided by operating activities	(8.1)	(7.4)	79.1	—	160.8	—	224.4

Cash flows from investing activities:
Payments for property and equipment	—	—	(56.9)	—	(13.3)	—	(70.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	88.8	—	16.1	—	104.9
Payments for acquired franchisee operations, net of cash acquired	—	—	—	—	(15.3)	—	(15.3)
Return of investment on direct financing leases	—	—	12.9	—	1.3	—	14.2
Other investing activities	—	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	—	44.8	—	(11.2)	—	33.6

Cash flows from financing activities:
Proceeds from term debt	—	—	1,733.5	—	—	—	1,733.5
Repayments of term debt and capital leases	—	—	(1,764.1)	—	(2.7)	—	(1,766.8)
Extinguishment of debt	—	(62.6)	(50.2)	—	—	—	(112.8)
Payment of financing costs	—	—	(16.0)	—	—	—	(16.0)
Dividends paid on common stock	(14.0)	—	—	—	—	—	(14.0)
Proceeds from stock option exercises	1.5	—	—	—	—	—	1.5
Intercompany financing	20.5	70.0	41.1	—	(131.6)	—	—

Net cash provided by (used for) financing activities	8.0	7.4	(55.7)	—	(134.3)	—	(174.6)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	4.3	—	4.3
(Decrease) increase in cash and cash equivalents	(0.1)	—	68.2	—	19.6	—	87.7
Cash and cash equivalents at beginning of period	0.2	—	287.1	—	171.7	—	459.0

Cash and cash equivalents at end of period	$0.1	$—	$355.3	$—	$191.3	$—	$546.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

2011

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$88.1	$87.9	$107.0	$107.0	$88.5	$(390.4)	88.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(87.9)	(107.0)	(88.5)	(107.0)	—	390.4	—
Depreciation and amortization	—	—	91.2	—	45.2	—	136.4
(Gain) loss on early extinguishment of debt	—	(0.3)	21.4	—	—	—	21.1
Amortization of deferred financing cost and debt issuance discount	—	31.8	14.5	—	—	—	46.3
Loss (gain) on remeasurement of foreign denominated transactions	—	—	0.6	—	(0.2)	—	0.4
Realized loss on terminated caps/swaps	—	—	0.5	—	—	—	0.5
(Gain) loss on refranchisings and dispositions of assets	—	—	(4.1)	—	3.1	—	(1.0)
Impairment on non-restaurant properties	—	—	2.0	—	0.3	—	2.3
Bad debt expense, net of recoveries	—	—	6.0	—	0.1	—	6.1
Share-based compensation	—	—	4.7	—	1.7	—	6.4
Deferred income taxes	—	3.1	(36.8)	—	6.4	—	(27.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	(9.6)	—	3.6	—	(6.0)
Prepaids and other current assets	—	—	96.4	—	9.1	—	105.5
Accounts and drafts payable	—	—	2.8	—	5.9	—	8.7
Accrued advertising	—	—	11.3	—	7.0	—	18.3
Other accrued liabilities	—	(2.4)	10.5	—	7.9	—	16.0
Other long-term assets and liabilities	—	(13.3)	12.3	—	(9.7)	(4.9)	(15.6)

Net cash provided by (used for) operating activities	0.2	(0.2)	242.2	—	168.9	(4.9)	406.2

Cash flows from investing activities:
Payments for property and equipment	—	—	(62.5)	—	(19.6)	—	(82.1)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	15.6	—	14.3	—	29.9
Investments in / advances to unconsolidated entities	—	—	—	—	(4.5)	—	(4.5)
Return of investment on direct financing leases	—	—	13.5	—	1.1	—	14.6
Other investing activities	—	—	0.7	—	—	—	0.7

Net cash (used for) investing activities	—	—	(32.7)	—	(8.7)	—	(41.4)

Cash flows from financing activities:
Proceeds from term debt	—	—	1,860.0	—	—	—	1,860.0
Proceeds from discount notes	—	401.5	—	—	—	—	401.5
Repayments of term debt and capital leases	—	—	(1,870.8)	—	(3.7)	—	(1,874.5)
Extinguishment of debt	—	(7.6)	(63.0)	—	—	—	(70.6)
Payment of financing costs	—	(9.5)	(23.1)	—	—	—	(32.6)
Proceeds from issuance of shares	1.6	—	—	—	—	—	1.6
Dividends paid on common stock	(385.8)	—	(7.6)	—	—	—	(393.4)
Capital distribution from Parent	—	—	0.7	(0.7)	—	—	—
Intercompany financing	384.2	(384.2)	43.6	—	(48.5)	4.9	—

Net cash provided by (used for) financing activities	—	0.2	(60.2)	(0.7)	(52.2)	4.9	(108.0)

Effect of exchange rates on cash and cash equivalents	—	—	5.0	—	(9.8)	—	(4.8)
Increase (decrease) in cash and cash equivalents	0.2	(0.0)	154.3	(0.7)	98.2	(0.0)	252.0
Cash and cash equivalents at beginning of period	—	—	132.8	0.7	73.5	—	207.0

Cash and cash equivalents at end of period	$0.2	$(0.0)	$287.1	$—	$171.7	$(0.0)	$459.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

October 19, 2010 to December 31, 2010

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(115.7)	$(101.6)	$(100.7)	$(101.6)	$(25.1)	$329.0	$(115.7)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	101.6	101.6	25.1	100.7	—	(329.0)	—
Depreciation and amortization	—	—	16.6	—	11.0	—	27.6
Transaction costs	17.2	—	—	—	—	—	17.2
Amortization of deferred financing cost and debt issuance discount	—	—	2.6	—	—	—	2.6
(Gain) on remeasurement of foreign denominated transactions	—	—	(2.0)	—	(1.2)	—	(3.2)
Loss on refranchisings and dispositions of assets	—	—	0.8	—	—	—	0.8
Impairment on non-restaurant properties	—	—	0.6	—	—	—	0.6
Bad debt expense, net of recoveries	—	—	2.1	—	0.7	—	2.8
Deferred income taxes	(3.1)	—	(20.4)	—	10.6	—	(12.9)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	(25.8)	—	(6.7)	—	(32.5)
Prepaids and other current assets	—	—	(72.6)	—	2.0	—	(70.6)
Accounts and drafts payable	—	—	(35.4)	—	8.9	—	(26.5)
Accrued advertising	—	—	9.1	—	(2.3)	—	6.8
Other accrued liabilities	—	—	45.1		13.0	—	58.1
Other long-term assets and liabilities	—	—	21.8	—	(3.2)	(0.2)	18.4

Net cash (used for) provided by operating activities	0.0	—	(133.1)	(0.9)	7.7	(0.2)	(126.5)

Cash flows from investing activities:
Payments for property and equipment	—	—	(18.4)	—	(10.0)	—	(28.4)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	2.2	—	3.5	—	5.7
Return of investment on direct financing leases	—	—	1.9	—	0.2	—	2.1
Other investing activities	—	—	1.4	—	—	—	1.4
Net payment for purchase of BKH	—	—	—	(3,325.4)	—	—	(3,325.4)

Net cash used for investing activities	—	—	(12.9)	(3,325.4)	(6.3)	—	(3,344.6)

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(3.2)	—	—	—	(3.2)
Proceeds from New Term Loans and other debt	—	—	—	1,837.1	—	—	1,837.1
Proceeds from Senior Notes	—	—	—	800.0	—	—	800.0
Payment of deferred financing cost	—	—	(69.2)	—	—	—	(69.2)
Extinguishment of debt	—	—	(731.8)	—	—	—	(731.8)
Capital contribution from 3G	—	—	—	1,563.5	—	—	1,563.5
Capital distribution from Parent	—	—	875.2	(875.2)	—	—	—
Intercompany Financing	—	—	(3.9)	0.9	2.8	0.2	—

Net cash provided by financing activities	—	—	67.1	3,326.3	2.8	0.2	3,396.4

Effect of exchange rates on cash and cash equivalents	—	—	(0.4)	—	(4.3)	—	(4.7)
Decrease in cash and cash equivalents	0.0	—	(79.3)	—	(0.1)	—	(79.4)
Cash and cash equivalents at beginning of period	—	—	212.2	0.7	73.5	—	286.4

Cash and cash equivalents at end of period	$0.0	$—	$132.9	$0.7	$73.4	$—	$207.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

July 1, 2010 to October 18, 2010

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$71.1	$71.1	$29.5	$(100.6)	$71.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(29.5)	(71.1)	0.0	100.6	—
Depreciation and amortization	22.4	—	8.8	—	31.2
Amortization of deferred financing cost	0.6	—	—	—	0.6
(Gain) loss on remeasurement of foreign denominated transactions	(43.2)	—	1.7	—	(41.5)
Realized gain on terminated caps/swaps	(0.4)	—	—	—	(0.4)
Gain on refranchisings and dispositions of assets	(1.1)	—	(3.5)	—	(4.6)
Impairment on non-restaurant properties	0.1	—	—	—	0.1
Bad debt expense, net of recoveries	1.2	—	0.9	—	2.1
Share-based compensation	5.2	—	0.6	—	5.8
Deferred income taxes	5.8	—	(7.2)	—	(1.4)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	29.7	—	2.3	—	32.0
Prepaids and other current assets	1.8	—	(4.0)	—	(2.2)
Accounts and drafts payable	21.0	—	(12.0)	—	9.0
Accrued advertising	11.0	—	(9.7)	—	1.3
Other accrued liabilities	21.0	—	8.4	—	29.4
Other long-term assets and liabilities	(4.3)	(0.8)	(3.8)	(2.3)	(11.2)

Net cash provided by (used for) operating activities	112.4	(0.8)	12.0	(2.3)	121.3

Cash flows from investing activities:
Payments for property and equipment	(13.4)	—	(4.8)	—	(18.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	2.9	—	6.7	—	9.6
Return of investment on direct financing leases	2.3	—	0.3	—	2.6
Other investing activities	1.2	—	—	—	1.2

Net cash (used for) provided by investing activities	(7.0)	—	2.2	—	(4.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	(23.1)	—	(0.4)	—	(23.5)
Dividends paid on common stock	—	(8.6)	—	—	(8.6)
Proceeds from stock option exercises	—	4.0	—	—	4.0
Repurchases of common stock	—	(2.5)	—	—	(2.5)
Excess tax benefits from share-based compensation	1.1	—	—	—	1.1
Intercompany Financing	61.5	8.7	(72.5)	2.3	—

Net cash provided by (used for) financing activities	39.5	1.6	(72.9)	2.3	(29.5)

Effect of exchange rates on cash and cash equivalents	(2.9)		14.7	—	11.8
Increase (decrease) in cash and cash equivalents	142.0	0.8	(44.0)	—	98.8
Cash and cash equivalents at beginning of period	70.2	—	117.4	—	187.6

Cash and cash equivalents at end of period	$212.2	$0.8	$73.4	$—	$286.4

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Fiscal 2010

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$186.8	$186.8	$43.8	$(230.6)	$186.8
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(43.8)	(186.8)	0.0	230.6	—
Depreciation and amortization	81.0	—	30.7	—	111.7
Amortization of deferred financing cost	2.1	—	—	—	2.1
Loss (gain) on remeasurement of foreign denominated transactions	44.4	—	(3.5)	—	40.9
Realized loss (gain) on terminated caps/swaps	(1.6)	—	—	—	(1.6)
Gain on refranchisings and dispositions of assets	(3.3)	—	(6.2)	—	(9.5)
Impairment on non-restaurant properties	2.3	—	0.6	—	2.9
Bad debt (recoveries) expense, net	(0.7)	—	1.5	—	0.8
Share-based compensation	14.3	—	2.7	—	17.0
Deferred income taxes	16.0	—	0.9	—	16.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(9.8)	—	(6.1)	—	(15.9)
Prepaids and other current assets	0.2	—	(1.6)	—	(1.4)
Accounts and drafts payable	(18.9)	—	(1.9)	—	(20.8)
Accrued advertising	(0.5)	—	6.9	—	6.4
Other accrued liabilities	(20.6)	—	(1.7)	—	(22.3)
Other long-term assets and liabilities	(2.2)	—	(0.7)	(0.7)	(3.6)

Net cash provided by operating activities	245.7	—	65.4	(0.7)	310.4

Cash flows from investing activities:
Payments for property and equipment	(106.6)	—	(43.7)	—	(150.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	12.7	—	8.8	—	21.5
Payments for acquired franchisee operations, net of cash acquired	(0.1)	—	(13.9)	—	(14.0)
Return of investment on direct financing leases	7.4	—	0.8	—	8.2
Other investing activities	2.7	—	(3.0)	—	(0.3)

Net cash used for investing activities	(83.9)	—	(51.0)	—	(134.9)

Cash flows from financing activities:
Repayments of term debt and capital leases	(66.1)	—	(1.6)	—	(67.7)
Borrowings under revolving credit facility	38.5	—	—	—	38.5
Repayments of revolving credit facility	(38.5)	—	—	—	(38.5)
Capital contributions from Parent	(2.7)		2.7	—	—
Dividends paid on common stock	—	(34.2)	—	—	(34.2)
Proceeds from stock option exercises	—	4.2	—	—	4.2
Repurchases of common stock	—	(2.7)	—	—	(2.7)
Excess tax benefits from share-based compensation	3.4	—	0.1	—	3.5
Intercompany Financing	(45.4)	32.7	12.0	0.7	0.0

Net cash (used for) provided by financing activities	(110.8)	—	13.2	0.7	(96.9)

Effect of exchange rates on cash and cash equivalents	0.1	—	(12.8)	—	(12.7)
Increase in cash and cash equivalents	51.1	—	14.8	—	65.9
Cash and cash equivalents at beginning of period	19.1	—	102.6	—	121.7

Cash and cash equivalents at end of period	$70.2	$—	$117.4	$—	$187.6

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 23.    Subsequent Events

On February 14, 2013, our board declared a cash dividend of $0.05 per share, which will be paid on March 15, 2013 to shareholders of record on February 28, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Form 10-K.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2012. We refer to this proxy statement as the Definitive Proxy Statement.

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 22, 2013.

Name	Age	Position
Bernardo Hees	43	Chief Executive Officer
Daniel S. Schwartz	32	EVP, Chief Financial Officer
Flavia Faugeres	42	EVP, Global Chief Marketing Officer
Steven M. Wiborg	43	EVP and President of North America
José E. Cil	43	EVP and President of Europe, the Middle East and Africa
José D. Tomas	45	EVP, President of Latin America and the Caribbean and Chief People Officer
Jacqueline Friesner	40	VP, Controller and Chief Accounting Officer
Jill Granat	47	SVP, General Counsel and Secretary

Bernardo Hees. Mr. Hees has served as our Chief Executive Officer and a member of our board since June 2012 and has served in the same positions with Holdings since October 2010. Mr. Hees previously served as Chief Executive Officer of American Latina Logistica (ALL), Latin America’s largest railroad and logistics company, from January 2005 until September 2010 and continues to serve as a member of its board of directors. Mr. Hees joined ALL in 1998 as a logistics analyst, subsequently holding various positions, including operational planning manager, chief financial officer and commercial officer, and in 2004, held the position of Director-Superintendent. Mr. Hees holds a degree in Economics from the Pontificia Universidade Católica (Rio de Janeiro), an MBA from the University of Warwick, England, and, in 2005, he concluded an Owner/President Management course at Harvard Business School.

Daniel S. Schwartz. Mr. Schwartz has served as our Executive Vice President and Chief Financial Officer since June 2012 and was appointed as Executive Vice President and Chief Financial Officer of Holdings in December 2010, effective January 1, 2011. Mr. Schwartz joined Holdings in October 2010 as Executive Vice President, Deputy Chief Financial Officer. Since January 2008, Mr. Schwartz has been a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business. He joined 3G Capital in January 2005 as an analyst and worked with the firm’s public and private equity investments until November 2010. From March 2003 until January 2005, Mr. Schwartz worked for Altair Capital Management, a hedge fund located in Stamford, Connecticut, and served as an analyst in the mergers and acquisitions group at Credit Suisse First Boston from June 2001 to March 2003. Mr. Schwartz is a director of 3G Capital and Carrols Restaurant Group, Inc.

Flavia Faugeres. Ms. Faugeres has served as our Executive Vice President and Global Chief Marketing Officer since June 2012 and was appointed as Executive Vice President and Global Chief Marketing Officer of Holdings in September 2011. From January 2008 until June 2011, Ms. Faugeres was a partner at Trueh Consultoria em Negocios Ltda., a marketing consulting firm in São Paulo, Brazil which provided consulting services to Holdings from January 2011 until June 2011. From May 2006 until December 2007, Ms. Faugeres served as senior partner at NIDEIAS, a marketing consulting firm in São Paulo. From January 2004 until February 2006, Ms. Faugeres served as vice president of market intelligence at InBev, a brewing company created in 2004 from the merger of the Belgian company Interbrew and the Brazilian company AmBev.

Steven M. Wiborg. Mr. Wiborg has served as our Executive Vice President and President of North America since June 2012 and has served in the same positions with Holdings since October 2010. Before joining BKC, Mr. Wiborg was President and Chief Executive Officer of Heartland Food Corporation, one of the Burger King system’s largest franchise operators. He held the position of Chief Operating Officer from 2003 to 2006 and was then named President and Chief Executive Officer in December 2006. Prior to joining Heartland, Mr. Wiborg was an owner/operator of 56 Hardee’s restaurants. Mr. Wiborg is a director of Carrols Restaurant Group, Inc.

José E. Cil. Mr. Cil has served as our Executive Vice President and President of Europe, the Middle East and Africa since June 2012 and has served in the same positions with Holdings since November 2010. Prior to this role, Mr. Cil was Vice President and Regional General Manager in Florida for Wal-Mart Stores, Inc. from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of Holdings and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of Holdings. Mr. Cil has been with BKC since 2000.

José D. Tomas. Mr. Tomas has served as our President of Latin America & Caribbean and EVP and Chief People Officer since June 2012. Mr. Tomas was appointed President of Latin America & Caribbean and EVP and Chief People Officer of Holdings in February 2011 and served as Executive Vice President and Chief People Officer since November 2010. Mr. Tomas was previously vice president of human resource of Holdings from April 2006 until November 2010. Since joining BKC in November 2004, Mr. Tomas has held multiple roles with the company. Immediately prior to joining BKC, he held human resources positions with Ryder System Inc. Previously, Mr. Tomas held human resources positions with Publix Super Markets.

Jacqueline Friesner. Ms. Friesner has served as our Vice President, Controller and Chief Accounting Officer since June 2012. Ms. Friesner was appointed Vice President, Controller and Chief Accounting Officer of

Holdings in March 2011. Prior to her appointment, Ms. Friesner served as Senior Director, Global Accounting and Reporting of Holdings from December 2010 until March 2011 and as Director, Global and Technical Accounting of Holdings from November 2009 until December 2010. From October 2002 until December 2010, Ms. Friesner served in positions of increasing responsibility with the company. Before joining Holdings in October 2002, Ms. Friesner was an audit manager at Pricewaterhouse Coopers in Miami, Florida.

Jill Granat. Ms. Granat has served as Senior Vice President, General Counsel and Secretary of the Company since June 2012. Ms. Granat was appointed Senior Vice President, General Counsel and Secretary of Holdings in February 2011, effective in March 2011. Prior to her appointment, Ms. Granat was Vice President and Assistant General Counsel of Holdings from July 2009 until March 2011. Ms. Granat joined BKC in 1998 as a member of the legal department and served in positions of increasing responsibility with the company.

Item 11.    Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(1) All Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description	Where Found

2.1	Business Combination Agreement and Plan of Merger, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., Justice Holdco LLC and Burger King Worldwide Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on April 10, 2012

2.2	Contingent Contribution Agreement, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., and each of the other parties set forth on the signature pages thereto.	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 filed on June 18, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

4.1	Registration Rights Agreement between the Registrant and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

4.2	Registration Rights Agreement between the Registrant and Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and William Ackman	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

4.3	Indenture, dated October 19, 2010, between Blue Acquisition Sub, Inc. and Wilmington Trust FSB, as trustee	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

4.4	Supplemental Indenture, dated October 19, 2010, among Blue Acquisition Sub, Inc., Burger King Corporation, Burger King Holdings, Inc., Wilmington Trust FSB, as trustee, and the subsidiary guarantors party thereto	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

4.5	Form of 9 7/8% Senior Notes due 2018 (included in Exhibit 4.4)	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

4.6	First Supplemental Indenture to Add Parent Guarantor dated as of August 1, 2012 between the registrant and Wilmington Trust, National Association.	Filed herewith.

4.7	Third Supplemental Indenture to Add Parent Guarantor dated as of August 1, 2012 between the registrant and Wilmington Trust, National Association.	Filed herewith.

Exhibit Number	Description	Where Found

10.1†	Burger King Savings Plan, including all amendments thereto	Incorporated herein by reference to Burger King Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-144592)

10.2	Purchase Agreement, dated October 1, 2010, among Blue Acquisition Sub, Inc. and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.3	Joinder To Purchase Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.4	Registration Rights Agreement, dated October 19, 2010, among Blue Acquisition Sub, Inc. J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.5	Joinder to Registration Rights Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.6(a)	Credit Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.6(b)	Amended and Restated Credit Agreement, dated as of February 15, 2011, among Burger King Holdings, Inc. and Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Incorporated herein by reference to Burger King Holdings, Inc.’s Transition Report on Form 10-K filed on March 23, 2011

10.7	Guarantee and Collateral Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation and the guarantors identified therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

Exhibit Number	Description	Where Found

10.8	Credit Agreement dated as of September 28, 2012 among Burger King Holdings, Inc., Burger King Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Syndication Agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, HSBC Bank USA, N.A., Goldman Sachs Bank USA, Credit Suisse AG, Cayman Islands Branch and Regions Bank, as Documentation Agents and the lenders party thereto.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 29, 2012

10.9	Guarantee and Collateral Agreement dated as of September 28, 2012 made by Burger King Holdings, Inc., Burger King Corporation and the Guarantors identified therein in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 29, 2012

10.10	Guarantee Agreement dated as of September 28, 2012 made by the Registrant in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 29, 2012

10.11†	Employment Agreement dated as of October 25, 2010 by and between Burger King Corporation and Jonathan Fitzpatrick	Incorporated herein by reference to Burger King Holdings, Inc.’s Transition Report on Form 10-K filed on March 23, 2011

10.12†	Employment Agreement dated as of May 4, 2010 by and between Burger King Corporation and Natalia Franco, as amended on September 30, 2010 and October 25, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Transition Report on Form 10-K filed on March 23, 2011

10.13†	Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan	Incorporated herein by reference to Burger King Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 12, 2011

10.14†	Form of Option Award Agreement issued under Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan	Incorporated herein by reference to Burger King Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 12, 2011

10.15†	Employment Agreement by and between Burger King Corporation and Jose Cil, dated November 2, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012

10.16†	Assignment Letter from Jose Tomas, Chief Human Resources Officer, Burger King Corporation to Jose Cil dated November 2, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012

10.17†	Employment Agreement by and between Burger King Corporation and Steven M. Wiborg dated October 21, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012

Exhibit Number	Description	Where Found

10.18†	Amendment No. 1, dated November 5, 2010, to the Employment Agreement between Burger King Corporation and Steven M. Wiborg, dated as of October 21, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012

10.19†	Amendment No. 1 dated as of April 18, 2011 to the Employment Agreement between Burger King Corporation and Jonathan Fitzpatrick dated as of October 25, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Amendment to its Annual Report on Form 10-K/A filed on March 29, 2012

10.20†	Burger King Corporation 2011 Annual Bonus Program document	Incorporated herein by reference to Burger King Holdings, Inc.’s Amendment to its Annual Report on Form 10-K/A filed on March 29, 2012

10.21†	Burger King Corporation Officer Severance Plan	Incorporated herein by reference to Burger King Holdings, Inc.’s Amendment to its Annual Report on Form 10-K/A filed on March 29, 2012

10.22†	Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 filed on June 20, 2012

10.23	Form of Director Indemnification Agreement	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012

10.24†	Separation Agreement and General Release dated June 1, 2012 between Burger King Corporation and Jonathan Fitzpatrick	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 28, 2012

10.25†	Form of Option Award Agreement issued under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan	Filed herewith

10.26†	Form of Matching Option Award Agreement issued under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan	Filed herewith

21.1	List of Subsidiaries of the Registrant	Filed herewith

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ Bernardo Hees
	Name:	Bernardo Hees
	Title:	Chief Executive Officer and Director

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernardo Hees Bernardo Hees	Chief Executive Officer and Director	February 22, 2013

/s/ Daniel Schwartz Daniel Schwartz	Chief Financial Officer	February 22, 2013

/s/ Jacqueline Friesner Jacqueline Friesner	Controller, Chief Accounting Officer	February 22, 2013

/s/ Alexandre Behring Alexandre Behring	Chairman	February 22, 2013

/s/ Alexandre Van Damme Alexandre Van Damme	Director	February 22, 2013

/s/ Paul J. Fribourg Paul J. Fribourg	Director	February 22, 2013

/s/ Carlos Alberto Sicupira Carlos Alberto Sicupira	Director	February 22, 2013

/s/ Marcel Herrmann Telles Marcel Herrmann Telles	Director	February 22, 2013

/s/ Alan Parker Alan Parker	Director	February 22, 2013

EXHIBIT INDEX

Exhibit Number	Description

4.6	First Supplemental Indenture to Add Parent Guarantor dated as of August 1, 2012 between the registrant and Wilmington Trust, National Association

4.7	Third Supplemental Indenture to Add Parent Guarantor dated as of August 1, 2012 between the registrant and Wilmington Trust, National Association

10.25	Form of Option Award Agreement issued under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan

10.26	Form of Matching Option Award Agreement issued under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document