Form 10-Q
period 2013-03-31
Burger King Worldwide, Inc.
filed 2013-04-26
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, there were 350,769,811 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I — Financial Information

Item1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	As of
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$598.8	$546.7
Trade and notes receivable, net	173.4	179.0
Prepaids and other current assets, net	115.3	91.3
Deferred income taxes, net	70.9	73.5

Total current assets	958.4	890.5
Property and equipment, net of accumulated depreciation of $191.8 million and $200.8 million, respectively	856.5	885.2
Intangible assets, net	2,773.2	2,811.2
Goodwill	613.2	619.2
Net investment in property leased to franchisees	176.3	180.4
Other assets, net	194.7	177.5

Total assets	$5,572.3	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$50.4	$68.7
Accrued advertising	87.5	66.5
Other accrued liabilities	207.4	206.8
Current portion of long term debt and capital leases	62.2	55.8

Total current liabilities	407.5	397.8
Term debt, net of current portion	2,900.0	2,905.1
Capital leases, net of current portion	84.4	88.4
Other liabilities, net	353.8	382.4
Deferred income taxes, net	633.4	615.3

Total liabilities	4,379.1	4,389.0

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 350,769,811 shares issued and outstanding at March 31, 2013; 350,238,771 shares issued and outstanding at December 31, 2012;	3.5	3.5
Additional paid-in capital	1,212.4	1,205.7
Retained earnings	94.4	76.1
Accumulated other comprehensive loss	(117.1)	(110.3)

Total stockholders’ equity	1,193.2	1,175.0

Total liabilities and stockholders’ equity	$5,572.3	$5,564.0

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Company restaurant revenues	$121.1	$396.2
Franchise and property revenues	206.6	173.7

Total revenues	327.7	569.9

Company restaurant expenses:
Food, paper and product costs	38.5	130.0
Payroll and employee benefits	37.5	119.5
Occupancy and other operating costs	32.1	104.5

Total Company restaurant expenses	108.1	354.0
Franchise and property expenses	36.3	23.8
Selling, general and administrative expenses	66.7	95.0
Other operating expenses, net	14.2	13.0

Total operating costs and expenses	225.3	485.8

Income from operations	102.4	84.1
Interest expense, net	49.1	59.1
Loss on early extinguishment of debt	—	3.5

Income before income taxes	53.3	21.5
Income tax expense	17.5	7.2

Net income	$35.8	$14.3

Earnings per share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04
Weighted average shares outstanding
Basic	350.5	349.8
Diluted	357.1	351.9
Dividends per common share	$0.05	$—

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$35.8	$14.3

Foreign currency translation adjustment	(30.3)	39.3
Net change in fair value of net investment hedges (net of tax of $5.0 and $3.8)	7.8	(5.9)
Net change in fair value of interest rate caps/swaps (net of tax of $9.6 and $1.0)	14.8	(2.7)
Amounts reclassified to earnings of cash flow hedges (net of tax of $0.5 and $0.2)	0.7	(0.4)
Pension and post-retirement benefit plans (net of tax of $0.3 and $4.2)	0.5	6.5
Amortization of prior service costs (net of tax of $0.3 and $0.2)	(0.5)	0.2
Amortization of actuarial losses (net of tax of $0.1 and $0)	0.2	—

Other comprehensive income (loss), net of tax	(6.8)	37.0

Total comprehensive income	$29.0	$51.3

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$35.8	$14.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.6	34.0
Loss on early extinguishment of debt	—	3.5
Amortization of deferred financing costs and debt issuance discount	13.5	15.3
Equity in net loss from unconsolidated affiliates	5.2	1.2
Loss (gain) on remeasurement of foreign denominated transactions	2.4	(0.3)
Amortization of defined benefit pension and postretirement items	(0.2)	(0.4)
Realized loss on terminated caps/swaps	1.3	0.6
Net loss on refranchisings and dispositions of assets	3.1	8.9
Bad debt expense, net of recoveries	1.0	1.3
Share-based compensation	2.0	7.3
Deferred income taxes	7.4	(6.6)
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	2.3	3.4
Prepaids and other current assets	(1.6)	(9.2)
Accounts and drafts payable	(17.0)	(9.7)
Accrued advertising	13.3	(6.2)
Other accrued liabilities	3.0	(5.4)
Other long-term assets and liabilities	(9.2)	1.1

Net cash provided by operating activities	78.9	53.1

Cash flows from investing activities:
Payments for property and equipment	(7.3)	(16.6)
Proceeds from refranchisings, disposition of assets and restaurant closures	10.1	7.4
Return of investment on direct financing leases	3.5	3.1
Other investing activities	—	0.3

Net cash provided by (used for) investing activities	6.3	(5.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	(13.2)	(11.5)
Extinguishment of debt	—	(58.0)
Proceeds from stock option exercises	1.2	—
Dividends paid on common stock	(17.5)	—

Net cash used for financing activities	(29.5)	(69.5)

Effect of exchange rates on cash and cash equivalents	(3.6)	(6.2)
Increase (decrease) in cash and cash equivalents	52.1	(28.4)
Cash and cash equivalents at beginning of period	546.7	459.0

Cash and cash equivalents at end of period	$598.8	$430.6

Supplemental cash flow disclosures:
Interest paid	$14.2	$25.1
Income taxes paid	$4.8	$3.7
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$0.3	$29.2

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of dollars unless noted otherwise)

Note 1. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on February 22, 2013.

The Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. Investments in affiliates owned 50% or less and variable interest entities (“VIEs”) in which we are not deemed to be the primary beneficiary are accounted for by the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

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

Note 2. New Accounting Pronouncements

During the three months ended March 31, 2013, we adopted a Financial Accounting Standards Board (“FASB”) accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required by GAAP to be reclassified to net income in their entirety in the same reporting period. The disclosures required by this accounting standards update are included in this report.

During the three months ended March 31, 2013, the FASB issued an accounting standards update that amends accounting guidance for the release of the cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments in this accounting standards update are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of the amendments in this accounting standards update will not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 3. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	March 31, 2013	December 31, 2012
Prepaid expenses	$32.7	$23.3
Refundable and prepaid income taxes	28.0	28.5
Inventories	5.3	6.7
Deferred financing costs - current portion	9.0	8.9
Assets held for sale (1)	40.3	23.9

Total Prepaids and other current assets	$115.3	$91.3

(1)	Assets held for sale primarily consists of property, plant and equipment and goodwill.

Note 4. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$480.8	$(51.0)	$429.8	$485.6	$(46.2)	$439.4
Favorable leases	178.7	(43.0)	135.7	183.1	(40.2)	142.9

Subtotal	659.5	(94.0)	565.5	668.7	(86.4)	582.3

Indefinite lived intangible assets - Brand	$2,207.7	$—	$2,207.7	$2,228.9	$—	$2,228.9

Intangible assets, net			$2,773.2			$2,811.2

Goodwill	$613.2			$619.2

We recorded amortization expense on intangible assets of $9.6 million for the three months ended March 31, 2013 and for the same period in the prior year. The reduction in goodwill of $6.0 million for the three months ended March 31, 2013 is due to foreign currency translation effect of $5.7 million and goodwill transferred to assets held for sale of $0.3 million.

Note 5. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities and other liabilities consist of the following:

	As of
	March 31, 2013	December 31, 2012
Current:
Accrued payroll and employee-related costs	$21.0	$44.9
Restructuring and other provisions	9.7	14.6
Withholding taxes	4.1	4.1
Interest payable	36.9	16.9
Casualty insurance	6.9	7.3
Gift card liabilities	10.9	18.2
Income tax payable	5.8	2.8
Deferred income	20.5	18.1
Sales tax payable	31.3	28.4
Lease liability	10.2	11.3
Other	50.1	40.2

Other accrued liabilities	$207.4	$206.8

Non-current:
Accrued pension	$74.0	$77.7
Unfavorable leases	158.6	169.1
Casualty insurance reserves	17.7	18.6
Retiree health benefits	8.0	8.0
Deferred compensation	6.7	7.8
Income tax payable	29.1	26.3
Derivatives liability	—	11.0
Lease liability	31.1	32.2
Other	28.6	31.7

Other liabilities, net	$353.8	$382.4

Note 6. Long-Term Debt

Long-term debt consists of the following:

		As of		Interest rates (a)
				Three Months Ended March 31,
	Maturity dates	March 31, 2013	December 31, 2012
				2013	2012
Tranche A Term Loans	2017	$1,017.1	$1,023.6	3.2%	N/A
Tranche B Term Loans (b)	2019	693.7	695.1	4.7%	N/A
9 7/8 % Senior Notes	2018	794.5	794.5	10.1%	10.1%
11.0% Discount Notes (c)	2019	418.1	407.1	11.5%	11.5%
Deferred Premiums on interest rate caps - USD	2016	27.2	29.0	2.5%	2.5%
Other	N/A	0.9	0.9

Total debt		2,951.5	2,950.2
Less: current maturities of debt		(51.5)	(45.1)

Total long-term debt		$2,900.0	$2,905.1

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented net of a discount of $7.8 million at March 31, 2013 and $8.1 million at December 31, 2012.
(c)	Principal face amount herein is presented net of a discount of $161.0 million at March 31, 2013 and $172.0 million at December 31, 2012.

2012 Revolving Credit Facility

As of March 31, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of our revolving credit facility, which reduces our borrowing capacity under the 2012 Revolving Credit Facility by the cumulative amount of outstanding letters of credit. As of March 31, 2013, we had no letters of credit issued against the 2012 Revolving Credit Facility and our borrowing capacity was $130.0 million.

Loss on Early Extinguishment of Debt

We recorded a $3.5 million loss on early extinguishment of debt during the three months ended March 31, 2012 in connection with prepayments of term loans and repurchases of our Discount Notes.

Other

We have lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $2.3 million as of March 31, 2013 and $2.4 million as of December 31, 2012. There were $1.4 million of guarantees issued against these lines of credit as of March 31, 2013 and $1.5 million as of December 31, 2012.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2013	2012
Tranche A Term Loans	$6.6	$—
Tranche B Term Loans	6.6	—
Secured Term Loan - USD tranche	—	17.4
Secured Term Loan - Euro tranche	—	3.1
Interest Rate Caps	1.4	0.3
9 7/8 % Senior Notes	19.6	19.7
11.0% Discount Notes	11.0	11.5
Amortization of deferred financing costs and debt issuance discount	2.5	3.8
Capital lease obligations	1.6	2.1
Other	0.3	1.4
Interest income	(0.5)	(0.2)

Total	$49.1	$59.1

Note 7. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended March 31,
	2013	2012
U.S. Federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.8
Costs and taxes related to foreign operations	7.0	8.3
Foreign tax rate differential	(16.2)	(14.8)
Foreign exchange differential on tax benefits	0.3	(1.3)
Change in valuation allowance	(0.2)	3.6
Change in accrual for tax uncertainties	4.1	0.4
Other	1.3	0.5

Effective income tax rate	32.8%	33.5%

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

	Gains(Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2012	$(29.2)	$(3.8)	$(77.3)	$(110.3)
Foreign currency translation adjustment	—	—	(30.3)	(30.3)
Net change in fair value of net investment hedges, net of tax	7.8	—	—	7.8
Net change in fair value of interest rate caps/swaps, net of tax	14.8	—	—	14.8
Amounts reclassified to earnings of cash flow hedges, net of tax	0.7	—	—	0.7
Pension and post-retirement benefit plans, net of tax	—	0.5	—	0.5
Amortization of prior service costs, net of tax	—	(0.5)	—	(0.5)
Amortization of actuarial losses, net of tax	—	0.2	—	0.2

Balances at March 31, 2013	$(5.9)	$(3.6)	$(107.6)	$(117.1)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI
		Three Months Ended March 31,
Details about AOCI Components	Affected Line Item in the Statements of Operations	2013	2012
Gains(Losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(1.2)	$0.6
	Income tax (expense) benefit	0.5	(0.2)

	Net of tax	$(0.7)	$0.4

Defined benefit pension:
Amortization of prior service costs	SG&A (1)	$0.8	$(0.4)
Amortization of actuarial gains(losses)	SG&A (1)	(0.3)	—

	Total before tax	0.5	(0.4)
	Income tax (expense) benefit	(0.2)	0.2

	Net of tax	$0.3	$(0.2)

Total reclassifications	Net of tax	$(0.4)	$0.2

(1)	Refers to selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 9. Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under our Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013				Fair Value Measurements at March 31, 2013
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$—	$4.0	$—	$—	$—	$4.0	$—
Forward-starting interest rate swaps	—	25.4	—	—	—	25.4	—

Total	$—	$29.4	$—	$—	$—	$29.4	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$—	$1.6	$—	$—	$—	$1.6	$—

Other:
Investments held in a rabbi trust	$—	$4.3	$—	$—	$4.3	$—	$—

ERP liabilities	$—	$—	$3.6	$6.7	$—	$10.3	$—

	As of December 31, 2012				Fair Value Measurements at December 31, 2012
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$—	$4.3	$—	$—	$—	$4.3	$—
Forward-starting interest rate swaps	—	0.8	—	—	—	0.8	—

Total	$—	$5.1	$—	$—	$—	$5.1	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$—	$—	$—	$11.0	$—	$11.0	$—

Other:
Investments held in a rabbi trust	$—	$6.3	$—	$—	$6.3	$—	$—

ERP liabilities	$—	$—	$4.4	$7.8	$—	$12.2	$—

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

At March 31, 2013, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2012, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes and Discount Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

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

Assets held for sale totaled $40.3 million at March 31, 2013 and $23.9 million at December 31, 2012 and consisted primarily of goodwill and machinery and equipment to be sold in connection with refranchisings.

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. We did not record any impairment charges associated with assets held for sale during the three months ended March 31, 2013. During the three months ended March 31, 2012, long-lived assets held for sale with a carrying amount of $11.1 million were written down to their fair values less cost to sell of $2.9 million, resulting in an $8.2 million impairment loss, which we classify as a loss on refranchising.

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

Interest Rate Caps

At March 31, 2013 and December 31, 2012, we had U.S. Dollar denominated interest rate cap agreements (notional amount of $1.3 billion and $1.4 billion, respectively) (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.74% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt.

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

Cross-currency Rate Swaps

At March 31, 2013, we had outstanding cross-currency rate swaps with an aggregate notional value of $430.0 million to hedge a portion of the net investment in a Swiss subsidiary, Burger King Europe GmbH. A total notional value of $230.0 million of these swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in US dollars and mature on October 19, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate payments we make in Euros for quarterly floating-rate payments we receive in U.S. Dollars and mature on September 28, 2017. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the carrying amount of the net investment being hedged.

Forward-Starting Interest Rate Swaps

At March 31, 2013, we had outstanding three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gain and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. The forward currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other (income) expense, net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At March 31, 2013, we had seven foreign currency forward contracts with a total notional amount of $105.0 million maturing within the next 9 months.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following table presents the required quantitative disclosures for our derivative instruments:

	Three Months Ended March 31,
	2013					2012
	Interest Rate Caps	Forward- starting interest rate swaps	Cross Currency Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Caps	Cross Currency Rate Swaps	Total
Derivatives designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$(0.2)	$24.6	$—	$—	$24.4	$(3.7)	$—	$(3.7)
Gain (loss) reclassified from AOCI into interest expense, net	$(1.2)	$—	$—	$—	$(1.2)	$(0.6)	$—	$(0.6)
Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$—	$12.8	$—	$12.8	$—	$(9.7)	$(9.7)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expenses, net	$—	$—	$—	$(0.5)	$(0.5)	$—	$—	$—

The net amount of pre-tax gains and losses included in AOCI as of March 31, 2013 that we expect to be reclassified into earnings within the next 12 months is $6.9 million of losses.

Note 11. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to the Company and its subsidiaries under the terms of various share-based compensation plans.

On February 14, 2013, our board of directors approved the adoption of the Burger King Worldwide, Inc. Amended and Restated Omnibus Incentive Plan (the “Plan”), which increases the shares available for issuance under the Plan from 8,500,000 to 14,500,000. The Plan has been submitted to our stockholders for approval at our 2013 annual meeting of stockholders.

During the three months ended March 31, 2013, approximately 2,860,000 stock options were granted. These awards generally cliff vest five years from the original grant date and expire ten years following the grant date.

We recorded $2.0 million of share-based compensation expense in selling, general and administrative expenses for the three months ended March 31, 2013 compared to $7.3 million for the three months ended March 31, 2012.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

Basic and diluted earnings per share are as follows (in millions, except per share information):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$35.8	$14.3
Denominator:
Weighted average shares - basic	350.5	349.8
Effect of dilutive securities	6.7	2.1

Weighted average shares - diluted	357.1	351.9

Basic earnings per share	$0.10	$0.04
Diluted earnings per share	$0.10	$0.04
Antidilutive stock options outstanding	2.9	7.5

Note 13. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended March 31,
	2013	2012
Franchise royalties	$148.9	$139.6
Property revenues	51.6	28.3
Initial franchise fees	2.4	2.7
Renewal and other related franchise fees	3.7	3.1

Total	$206.6	$173.7

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of Company restaurants:
Restaurant count at December 31, 2012	183	132	100	3	418
Openings	—	—	—	—	—
Closures	(1)	—	(2)	—	(3)
Acquisitions	—	—	—	—	—
Refranchisings	(33)	—	—	—	(33)

Restaurant count at March 31, 2013	149	132	98	3	382

Number of franchise restaurants:
Restaurant count at December 31, 2012	7,293	2,989	1,290	1,007	12,579
Openings	8	41	12	19	80
Closures	(35)	(23)	(2)	(13)	(73)
Acquisitions	—	—	—	—	—
Refranchisings	33	—	—	—	33

Restaurant count at March 31, 2013	7,299	3,007	1,300	1,013	12,619

Number of system-wide restaurants:
Restaurant count at December 31, 2012	7,476	3,121	1,390	1,010	12,997
Openings	8	41	12	19	80
Closures	(36)	(23)	(4)	(13)	(76)
Acquisitions	—	—	—	—	—
Refranchisings	—	—	—	—	—

Restaurant count at March 31, 2013	7,448	3,139	1,398	1,016	13,001

Note 14. Other Operating Expenses, Net

Other operating expenses, net consists of the following:

	Three Months Ended March 31,
	2013	2012
Net losses on disposal of assets, restaurant closures and refranchisings	$4.6	$9.8
Litigation settlements and reserves, net	0.1	0.4
Foreign exchange net losses	3.3	0.6
Equity in net loss from unconsolidated affiliates	5.2	1.2
Other, net	1.0	1.0

Other operating expenses, net	$14.2	$13.0

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

Note 15. Commitments and Contingencies

In some of the matters described below, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. However, information is provided below or included in Note 19, “Commitments and Contingencies” to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on February 22, 2013 regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency.

Litigation

On March 1, 2013, a putative class action lawsuit was filed against Burger King Corporation in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. It is not possible at this time to determine the likelihood of class certification in this case or reasonably estimate the probability or amount of liability for monetary damages on a class wide basis.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Guarantees

From time to time, we enter into agreements under which we guarantee loans made to qualified franchisees. As of March 31, 2013, there were $89.5 million of loans outstanding to franchisees that we had guaranteed under three such programs, with additional franchisee borrowing capacity of approximately $95.9 million remaining. Our maximum guarantee liability under these three programs is limited to an aggregate of $26.6 million, assuming full utilization of all borrowing capacity. As of March 31, 2013, the liability reflecting the fair value of these guarantee obligations was $3.2 million. No events of default have occurred and no significant payments have been made by us in connection with these guarantees through March 31, 2013.

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

Revenues by geographic segment consist of the following:

	Three Months Ended March 31,
	2013	2012
Revenues:
U.S. and Canada	$173.4	$386.6
EMEA	111.5	123.3
LAC	29.6	30.5
APAC	13.2	29.5

Total revenues	$327.7	$569.9

Other than the U.S. and Germany, no other individual country represented 10% or more of our total revenues during the three months ended March 31, 2013 and only the U.S represented more than 10% of our total revenues during the three months ended March 31, 2012. Revenues in the U.S. totaled $140.9 million for the three months ended March 31, 2013, compared to $349.7 million for the three months ended March 31, 2012. Revenues in Germany totaled $54.9 million for the three months ended March 31, 2013.

The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

A reconciliation of segment income to net income consists of the following:

	Three Months Ended March 31,
	2013	2012
Segment Income:
U.S. and Canada	$100.5	$112.9
EMEA	42.3	32.8
LAC	15.1	15.9
APAC	10.4	7.8
Unallocated Management G&A	(24.0)	(26.2)

Adjusted EBITDA	144.3	143.2
Share-based compensation	2.0	1.4
Global portfolio realignment project	9.1	3.7
Business combination agreement expenses	—	7.0
Other operating expenses, net	14.2	13.0

EBITDA	119.0	118.1
Depreciation and amortization	16.6	34.0

Income from operations	102.4	84.1
Interest expense, net	49.1	59.1
Loss on early extinguishment of debt	—	3.5
Income tax expense	17.5	7.2

Net income	$35.8	$14.3

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of March 31, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3.0	$—	$439.9	$—	$155.9	$—	$598.8
Trade and notes receivable, net	—	—	124.0	—	49.4	—	173.4
Prepaids and other current assets, net	—	0.6	73.7	—	41.0	—	115.3
Deferred income taxes, net	—	12.1	45.3	—	13.5	—	70.9

Total current assets	3.0	12.7	682.9	—	259.8	—	958.4

Property and equipment, net	—	—	749.3	—	107.2	—	856.5
Intangible assets, net	—	—	1,548.5	—	1,224.7	—	2,773.2
Goodwill	—	—	355.1	—	258.1	—	613.2
Net investment in property leased to franchisees	—	—	163.5	—	12.8	—	176.3
Intercompany receivable	9.3	—	110.1	—	—	(119.4)	—
Investment in subsidiaries	1,181.4	1,568.8	1,525.0	1,568.8	—	(5,844.0)	—
Other assets, net	—	6.3	127.1	—	61.3	—	194.7

Total assets	$1,193.7	$1,587.8	$5,261.5	$1,568.8	$1,923.9	$(5,963.4)	$5,572.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$38.1	$—	$12.3	$—	$50.4
Accrued advertising	—	—	48.7	—	38.8	—	87.5
Other accrued liabilities	1.3	(11.8)	152.5	—	65.4	—	207.4
Current portion of long term debt and capital leases	—	—	59.1	—	3.1	—	62.2

Total current liabilities	1.3	(11.8)	298.4	—	119.6	—	407.5

Term debt, net of current portion	—	418.1	2,481.9	—	—	—	2,900.0
Capital leases, net of current portion	—	—	63.5	—	20.9	—	84.4
Other liabilities, net	0.2	—	299.6	—	54.0	—	353.8
Payables to affiliates	3.6	0.5	—	—	115.3	(119.4)	—
Deferred income taxes, net	(4.6)	(0.4)	549.3	—	89.1	—	633.4

Total liabilities	0.5	406.4	3,692.7	—	398.9	(119.4)	4,379.1

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,212.4	1,147.8	1,472.3	1,473.3	1,396.1	(5,489.5)	1,212.4
Retained earnings	94.4	150.7	213.6	212.6	235.6	(812.5)	94.4
Accumulated other comprehensive loss	(117.1)	(117.1)	(117.1)	(117.1)	(106.7)	458.0	(117.1)

Total stockholders’ equity	1,193.2	1,181.4	1,568.8	1,568.8	1,525.0	(5,844.0)	1,193.2

Total liabilities and stockholders’ equity	$1,193.7	$1,587.8	$5,261.5	$1,568.8	$1,923.9	$(5,963.4)	$5,572.3

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2012

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$—	$355.3	$—	$191.3	$—	$546.7
Trade and notes receivable, net	—	—	128.8	—	50.2	—	179.0
Prepaids and other current assets, net	—	0.6	70.9	—	19.8	—	91.3
Deferred income taxes, net	0.7	20.3	36.3	—	16.2	—	73.5

Total current assets	0.8	20.9	591.3	—	277.5	—	890.5

Property and equipment, net	—	—	754.7	—	130.5	—	885.2
Intangible assets, net	—	—	1,554.7	—	1,256.5	—	2,811.2
Goodwill	—	—	355.0	—	264.2	—	619.2
Net investment in property leased to franchisees	—	—	167.0	—	13.4	—	180.4
Intercompany receivable	3.8	—	190.9	—	—	(194.7)	—
Investment in subsidiaries	1,169.5	1,537.6	1,517.2	1,537.6	—	(5,761.9)	—
Other assets, net	—	6.5	106.6	—	64.4	—	177.5

Total assets	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$45.0	$—	$23.7	$—	$68.7
Accrued advertising	—	—	30.7	—	35.8	—	66.5
Other accrued liabilities	(0.3)	(11.8)	157.1	—	61.8	—	206.8
Current portion of long term debt and capital leases	—	—	52.6	—	3.2	—	55.8

Total current liabilities	(0.3)	(11.8)	285.4	—	124.5	—	397.8

Term debt, net of current portion	—	407.1	2,498.0	—	—	—	2,905.1
Capital leases, net of current portion	—	—	66.2	—	22.2	—	88.4
Other liabilities, net	0.2	—	322.6	—	59.6	—	382.4
Payables to affiliates	3.6	0.5	—	—	190.6	(194.7)	—
Deferred income taxes, net	(4.4)	(0.3)	527.6	—	92.4	—	615.3

Total liabilities	(0.9)	395.5	3,699.8	—	489.3	(194.7)	4,389.0

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,205.7	1,164.9	1,478.3	1,479.3	1,386.9	(5,509.4)	1,205.7
Retained earnings	76.1	114.9	169.6	168.6	206.7	(659.8)	76.1
Accumulated other comprehensive loss	(110.3)	(110.3)	(110.3)	(110.3)	(76.4)	407.3	(110.3)

Total stockholders’ equity	1,175.0	1,169.5	1,537.6	1,537.6	1,517.2	(5,761.9)	1,175.0

Total liabilities and stockholders’ equity	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$19.1	$—	$102.0	$—	$121.1
Franchise and property revenues	—	—	137.9	—	68.7	—	206.6
Intercompany revenues	—	—	1.5	—	(1.5)	—	—

Total revenues	—	—	158.5	—	169.2	—	327.7
Company restaurant expenses:
Food, paper and product costs	—	—	6.2	—	32.3	—	38.5
Payroll and employee benefits	—	—	5.2	—	32.3	—	37.5
Occupancy and other operating costs	—	—	5.4	—	26.7	—	32.1

Total Company restaurant expenses	—	—	16.8	—	91.3	—	108.1
Franchise and property expenses	—	—	26.4	—	9.9	—	36.3
Selling, general and administrative expenses	—	—	44.4	—	22.3	—	66.7
Intercompany expenses	—	—	(0.7)	—	0.7	—	—
Other operating expenses, net	—	—	11.4	—	2.8	—	14.2

Total operating costs and expenses	—	—	98.3	—	127.0	—	225.3

Income from operations	—	—	60.2	—	42.2	—	102.4
Interest expense, net	—	11.2	36.5	—	1.4	—	49.1
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	—	(11.2)	23.7	—	40.8	—	53.3
Income tax expense (benefit)	—	(3.0)	8.6	—	11.9	—	17.5

Income (loss) from continuing operations	—	(8.2)	15.1	—	28.9	—	35.8
Equity in earnings of subsidiaries	35.8	44.0	28.9	44.0	—	(152.7)	—

Net income (loss)	$35.8	$35.8	$44.0	$44.0	$28.9	$(152.7)	$35.8

Total comprehensive income (loss)	$29.0	$29.0	$37.2	$37.2	$(1.4)	$(102.0)	$29.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$253.7	$—	$142.5	$—	$396.2
Franchise and property revenues	—	—	112.4	—	61.3	—	173.7
Intercompany revenues	—	—	3.6	—	—	(3.6)	—

Total revenues	—	—	369.7	—	203.8	(3.6)	569.9
Company restaurant expenses:
Food, paper and product costs	—	—	83.6	—	46.4	—	130.0
Payroll and employee benefits	—	—	78.1	—	41.4	—	119.5
Occupancy and other operating costs	—	—	61.0	—	43.5	—	104.5

Total Company restaurant expenses	—	—	222.7	—	131.3	—	354.0
Franchise and property expenses	—	—	15.3	—	8.5	—	23.8
Selling, general and administrative expenses	1.3	—	63.9	—	29.8	—	95.0
Intercompany expenses	—	—	—	—	3.6	(3.6)	—
Other operating expenses, net	—	—	9.8	—	3.2	—	13.0

Total operating costs and expenses	1.3	—	311.7	—	176.4	(3.6)	485.8

Income (loss) from operations	(1.3)	—	58.0	—	27.4	—	84.1
Interest expense, net	—	11.9	44.7	—	2.5	—	59.1
Loss on early extinguishment of debt	—	2.4	1.1	—	—	—	3.5

Income (loss) before income taxes	(1.3)	(14.3)	12.2	—	24.9	—	21.5
Income tax expense (benefit)	(0.4)	(4.5)	8.6	—	3.5	—	7.2

Income (loss) from continuing operations	(0.9)	(9.8)	3.6	—	21.4	—	14.3
Equity in earnings of subsidiaries	15.2	25.0	21.4	25.0	—	(86.6)	—

Net income (loss)	$14.3	$15.2	$25.0	$25.0	$21.4	$(86.6)	$14.3

Total comprehensive income (loss)	$51.3	$52.2	$62.0	$62.0	$60.7	$(236.9)	$51.3

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$35.8	$35.8	$44.0	$44.0	$28.9	$(152.7)	$35.8
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(35.8)	(44.0)	(28.9)	(44.0)	—	152.7	—
Depreciation and amortization	—	—	10.1	—	6.5	—	16.6
Amortization of deferred financing cost and debt issuance discount	—	11.0	2.5	—	—	—	13.5
Equity in net loss from unconsolidated afiliates	—	—	3.1	—	2.1	—	5.2
Loss (gain) on remeasurement of foreign denominated transactions	—	—	2.6	—	(0.2)	—	2.4
Amortization of defined benefit pension and postretirement items	—	—	(0.2)	—	—	—	(0.2)
Realized loss on terminated caps/swaps	—	—	1.3	—	—	—	1.3
Net loss (gain) on refranchisings and dispositions of assets	—	—	2.8	—	0.3	—	3.1
Bad debt expense, net of recoveries	—	—	1.5	—	(0.5)	—	1.0
Share-based compensation	—	—	1.7	—	0.3	—	2.0
Deferred income taxes	—	8.1	(2.4)	—	1.7	—	7.4
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	2.0	—	0.3	—	2.3
Prepaids and other current assets	—	—	(2.4)	—	0.8	—	(1.6)
Accounts and drafts payable	—	—	(7.0)	—	(10.0)	—	(17.0)
Accrued advertising	—	—	11.1	—	2.2	—	13.3
Other accrued liabilities	1.7	—	(1.4)	—	2.7	—	3.0
Other long-term assets and liabilities	—	(10.9)	(4.0)	—	5.7	—	(9.2)

Net cash provided by operating activities	1.7	—	36.4	—	40.8	—	78.9

Cash flows from investing activities:
Payments for property and equipment	—	—	(5.6)	—	(1.7)	—	(7.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	10.1	—	—	—	10.1
Return of investment on direct financing leases	—	—	3.2	—	0.3	—	3.5
Other investing activities	—	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	—	7.7	—	(1.4)	—	6.3

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(12.4)	—	(0.8)	—	(13.2)
Proceeds from stock option exercises	1.2	—	—	—	—	—	1.2
Dividends paid on common stock	(17.5)	—	—	—	—	—	(17.5)
Intercompany financing	17.5	—	52.9	—	(70.4)	—	—

Net cash provided by (used for) financing activities	1.2	—	40.5	—	(71.2)	—	(29.5)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(3.6)	—	(3.6)
Increase (decrease) in cash and cash equivalents	2.9	—	84.6	—	(35.4)	—	52.1
Cash and cash equivalents at beginning of period	0.1	—	355.3	—	191.3	—	546.7

Cash and cash equivalents at end of period	$3.0	$—	$439.9	$—	$155.9	$—	$598.8

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$14.3	$15.2	$25.0	$25.0	$21.4	$(86.6)	14.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(15.2)	(25.0)	(21.4)	(25.0)	—	86.6	—
Depreciation and amortization	—	—	23.1	—	10.9	—	34.0
Loss on early extinguishment of debt	—	2.4	1.1	—	—	—	3.5
Amortization of deferred financing cost and debt issuance discount	—	11.8	3.5	—	—	—	15.3
Equity in net loss from unconsolidated afiliates	—	—	1.2	—	—	—	1.2
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(0.3)	—	—	—	(0.3)
Amortization of defined benefit pension and postretirement items	—	—	(0.4)	—	—	—	(0.4)
Realized loss on terminated caps/swaps	—	—	0.6	—	—	—	0.6
Net loss (gain) on refranchisings and dispositions of assets	—	—	6.9	—	2.0	—	8.9
Bad debt expense, net of recoveries	—	—	0.6	—	0.7	—	1.3
Share-based compensation	—	—	7.4	—	(0.1)	—	7.3
Deferred income taxes	—	(0.2)	(20.7)	—	14.3	—	(6.6)
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	10.1	—	(6.7)	—	3.4
Prepaids and other current assets	—	—	(3.4)	—	(5.8)	—	(9.2)
Accounts and drafts payable	—	—	(7.1)	—	(2.6)	—	(9.7)
Accrued advertising	—	—	(18.8)	—	12.6	—	(6.2)
Other accrued liabilities	—	—	6.3	—	(11.7)	—	(5.4)
Other long-term assets and liabilities	—	(0.2)	2.5	—	(1.2)	—	1.1

Net cash provided by (used for) operating activities	(0.9)	4.0	16.2	—	33.8	—	53.1

Cash flows from investing activities:
Payments for property and equipment	—	—	(13.9)	—	(2.7)	—	(16.6)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	1.3	—	6.1	—	7.4
Return of investment on direct financing leases	—	—	2.9	—	0.2	—	3.1
Other investing activities	—	—	0.3	—	—	—	0.3

Net cash provided by (used for) investing activities	—	—	(9.4)	—	3.6	—	(5.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(10.9)	—	(0.6)	—	(11.5)
Extinguishment of debt	—	(20.3)	(37.7)	—	—	—	(58.0)
Dividend	—	17.8	(17.8)	—	—	—	—
Intercompany financing	1.3	(1.3)	12.3	—	(12.3)	—	—

Net cash provided by (used for) financing activities	1.3	(3.8)	(54.1)	—	(12.9)	—	(69.5)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(6.2)	—	(6.2)
Increase (decrease) in cash and cash equivalents	0.4	0.2	(47.3)	—	18.3	—	(28.4)
Cash and cash equivalents at beginning of period	0.2	—	287.1	—	171.7	—	459.0

Cash and cash equivalents at end of period	$0.6	$0.2	$239.8	$—	$190.0	$—	$430.6

Note 18. Subsequent Events

Dividend

On April 10, 2013, our Board of Directors approved a cash dividend to shareholders. A cash dividend of $0.06 per share will be paid on May 15, 2013 to shareholders of record at the close of business on May 1, 2013. Future dividends will be determined at the discretion of the Board of Directors.

Share Repurchase Program

On April 10, 2013, our Board of Directors authorized a share repurchase program. The Board authorized the repurchase of up to $200 million of the company’s common stock. The share repurchases will be made in the open market from time to time prior to May 31, 2016, and will be funded from available cash. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. Shares of common stock repurchased under the plan will be deposited into treasury and retained for possible future use.

Refranchising Initiative

On April 1, 2013, we completed the refranchising of our 98 Company restaurants in Mexico to a joint venture with an existing franchisee in exchange for cash and a minority interest in the joint venture and entered into a master franchise and development agreement with the joint venture for cash consideration. On April 22, 2013, we sold our 94 Company restaurants in Canada to a franchisee and entered into a master franchise and development agreement in Canada with the franchisee for cash consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” Unless the context otherwise requires, all references to “we,” “us” and “our” refer to Burger King Worldwide, Inc. and its subsidiaries, including Burger King Holdings, Inc. (“Holdings”) and Burger King Corporation (“BKC”).

Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 97% of our system-wide restaurants are franchised.

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of March 31, 2013, we owned or franchised a total of 13,001 restaurants in 88 countries and U.S. territories. Of these restaurants, 382 were Company restaurants and 12,619, or approximately 97% of all Burger King restaurants, were owned by our franchisees. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants. Revenues derived from our franchise system comprised 63% of our revenues during the three months ended March 31, 2013 compared to 30% of our revenues during the three months ended March 31, 2012, reflecting the refranchisings completed in connection with our global portfolio realignment project (as defined below). We expect our mix of revenues to continue to shift to franchise revenues as we complete our global portfolio realignment project.

Recent Events and Factors Affecting Comparability

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate international development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $9.1 million during the three months ended March 31, 2013 and $3.7 million during the three months ended March 31, 2012 of general and administrative expenses consisting primarily of severance and professional fees.

During the three months ended March 31, 2013, we refranchised 33 restaurants in the United States. On April 1, 2013, we completed the refranchising of our 98 Company restaurants in Mexico to a joint venture with an existing franchisee in exchange for cash and a minority interest in the joint venture and entered into a master franchise and development agreement for Mexico with the joint venture for cash consideration. On April 22, 2013, we sold our 94 Company restaurants in Canada and entered into a master franchise and development agreement in Canada with the franchisee for cash consideration. We expect to complete our refranchising initiative by the end of 2013, at which time our global portfolio realignment project will also be completed.

Merger with Justice

Business Combination Agreement Expenses

On April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of Holdings (“Worldwide”), entered into a Business Combination Agreement and Plan of Merger with Justice Holdings Limited and its affiliates (the “Business Combination Agreement”). We did not incur any expenses during the three months ended March 31, 2013 related to the Business Combination Agreement. We recorded $7.0 million of general and administrative expenses associated with the Business Combination Agreement during the three months ended March 31, 2012, consisting of $5.9 million of one-time share-based compensation expense as a result of the increase in our equity value implied by the Business Combination Agreement and $1.1 million of professional fees and other transaction costs.

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

In addition, we evaluate our Company restaurants and assess our total business based on the following key financial measures:

•

Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM%. We review the relationship between our Company restaurant expenses and Company restaurant revenues in the context of how those relationships affect CRM and CRM%. As a result of our refranchising initiative, the impact of CRM and CRM% on our operating results has diminished.

•

Adjusted EBITDA represents earnings (net income or loss) before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Profitability Measures and Non-GAAP Reconciliations.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Tabular amounts in millions of dollars unless noted otherwise.

The following tables present our results of operations and key business metrics for the three months ended March 31, 2013 and 2012:

	Three Months Ended		Variance
	March 31,		$	%
	2013	2012	Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$121.1	$396.2	$(275.1)	(69.4)%
Franchise and property revenues	206.6	173.7	32.9	18.9%

Total revenues	327.7	569.9	(242.2)	(42.5)%
Company restaurant expenses:
Food, paper and product costs	38.5	130.0	91.5	70.4%
Payroll and employee benefits	37.5	119.5	82.0	68.6%
Occupancy and other operating costs	32.1	104.5	72.4	69.3%

Total Company restaurant expenses	108.1	354.0	245.9	69.5%
Franchise and property expenses	36.3	23.8	(12.5)	(52.5)%
Selling, general and administrative expenses	66.7	95.0	28.3	29.8%
Other operating expenses, net	14.2	13.0	(1.2)	(9.2)%

Total operating costs and expenses	225.3	485.8	260.5	53.6%

Income from operations	102.4	84.1	18.3	21.8%
Interest expense, net	49.1	59.1	10.0	16.9%
Loss on early extinguishment of debt	—	3.5	3.5	100.0%

Income before income taxes	53.3	21.5	31.8	147.9%
Income tax expense	17.5	7.2	(10.3)	(143.1)%

Net income	$35.8	$14.3	$21.5	150.3%

FX Impact Favorable/(Unfavorable)
Consolidated revenues	$0.6	$(6.1)
Consolidated CRM	0.1	(0.5)
Consolidated SG&A	(0.1)	0.9
Consolidated income from operations	—	(1.2)
Consolidated net income	—	(1.0)
Consolidated Adjusted EBITDA	0.1	(1.6)

Key Business Metrics
System-wide sales growth	1.1%	6.5%
Franchise sales	$3,670.5	$3,348.5
Comparable sales growth
Company	(2.0)%	6.1%
Franchise	(1.4)%	4.4%
System	(1.4)%	4.6%
Net Restaurant Growth (NRG)
Company	(3)	(5)
Franchise	7	27
System	4	22
Net refranchisings	33	5
Restaurant counts at period end
Company	382	1,285
Franchise	12,619	11,249
System	13,001	12,534
CRM %	10.7%	10.7%

Comparable Sales Growth

During the three months ended March 31, 2013, negative worldwide system comparable sales growth of 1.4% was driven by negative comparable sales growth in the U.S. and Canada and LAC segments, partially offset by comparable sales growth in EMEA and APAC segments.

Company restaurants

During the three months ended March 31, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 899 Company restaurants during the trailing twelve-month period and negative Company comparable sales growth in U.S. and Canada and LAC, partially offset by Company comparable sales growth in EMEA and favorable FX impact. During the three months ended March 31, 2013, CRM% was unchanged.

Franchise and Property

During the three months ended March 31, 2013, franchise and property revenues increased primarily due to the net refranchising of 899 Company restaurants during the trailing twelve-month period and franchise NRG of 471 restaurants during the trailing twelve-month period, which resulted in increased royalties and rents, and franchise comparable sales growth in EMEA and APAC. These factors were partially offset by negative franchise comparable sales growth in the U.S. and Canada and LAC. FX impact was not significant.

During the three months ended March 31, 2013, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance
	March 31,		$	%
	2013	2012	Favorable / (Unfavorable)
Selling expenses	$3.7	$16.7	$13.0	77.8%

Management general and administrative expenses	49.6	61.8	12.2	19.7%
Share-based compensation	2.0	1.4	(0.6)	(42.9)%
Depreciation and amortization	2.3	4.4	2.1	47.7%
Global portfolio realignment project costs	9.1	3.7	(5.4)	(145.9)%
Business combination agreement expenses	—	7.0	7.0	100.0%

Total general and administrative expenses	63.0	78.3	15.3	19.5%

Selling, general and administrative expenses	$66.7	$95.0	$28.3	29.8%

Selling expenses consist primarily of Company restaurant advertising fund contributions. For the three months ended March 31, 2013, selling expenses decreased primarily as a result of the refranchisings.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices. The decrease in Management G&A in the three months ended March 31, 2013 was driven primarily by a decrease in salary and fringe benefits.

The decrease in our total general and administrative expenses for the three months ended March 31, 2013 was driven primarily by a decrease in Management G&A, the non-recurrence of Business Combination Agreement expenses and lower depreciation and amortization expenses, partially offset by an increase in global portfolio realignment project costs and share-based compensation.

Other operating expenses, net

Our other operating expenses, net was comprised of the following:

	Three Months Ended
	March 31,
	2013	2012
Net losses on disposal of assets, restaurant closures and refranchisings	$4.6	$9.8
Litigation settlements and reserves, net	0.1	0.4
Foreign exchange net losses	3.3	0.6
Equity in net loss from unconsolidated affiliates	5.2	1.2
Other, net	1.0	1.0

Other operating expenses, net	$14.2	$13.0

The increase in equity in net loss from unconsolidated affiliates for the three months ended March 31, 2013 mainly pertains to losses recognized on our equity investments acquired during the second quarter of 2012. These equity losses were driven primarily by integration costs, litigation settlement costs and start up costs incurred by our unconsolidated affiliates.

Interest expense, net

	Three Months Ended
	March 31,
	2013	2012
Interest expense, net	$49.1	$59.1
Weighted average interest rate on long-term debt	6.6%	7.6%

During the three months ended March 31, 2013 interest expense, net decreased compared to the three months ended March 31, 2012 due to a lower weighted average interest rate as a result of the 2012 refinancing and reduced borrowings resulting from principal payments and prepayments of our term loans prior to the 2012 refinancing and repurchases of our Senior Notes and Discount Notes during 2012.

Loss on early extinguishment of debt

We recorded a $3.5 million loss on early extinguishment of debt during the three months ended March 31, 2012 in connection with prepayments of term loans and repurchases of our Discount Notes.

Income tax expense

Our effective tax rate was 32.8% for the three months ended March 31, 2013, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project. Our effective tax rate was 33.5% for the three months ended March 31, 2012, as a result of the mix of income during the period from multiple tax jurisdictions and the impact of share-based compensation expense not deductible for tax purposes.

Profitability Measures and Non-GAAP Reconciliations

The tables below contain information regarding EBITDA and adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, including global portfolio realignment project costs and Business Combination Agreement expenses. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance
	Three Months Ended
	March 31,		$	%
	2013	2012	Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$100.5	$112.9	$(12.4)	(11.0)%
EMEA	42.3	32.8	9.5	29.0%
LAC	15.1	15.9	(0.8)	(5.0)%
APAC	10.4	7.8	2.6	33.3%
Unallocated Management G&A	(24.0)	(26.2)	2.2	8.4%

Adjusted EBITDA	144.3	143.2	1.1	0.8%
Share-based compensation	2.0	1.4	(0.6)	(42.9)%
Global portfolio realignment project costs	9.1	3.7	(5.4)	(145.9)%
Business combination agreement expenses	—	7.0	7.0	100.0%
Other operating expenses, net	14.2	13.0	(1.2)	(9.2)%

EBITDA	119.0	118.1	0.9	0.8%
Depreciation and amortization	16.6	34.0	17.4	51.2%

Income from operations	102.4	84.1	18.3	21.8%
Interest expense, net	49.1	59.1	10.0	16.9%
Loss on early extinguishment of debt	—	3.5	3.5	100.0%
Income tax expense	17.5	7.2	(10.3)	(143.1)%

Net income	$35.8	$14.3	$21.5	150.3%

Consolidated adjusted EBITDA in the three months ended March 31, 2013 reflects increases in segment income in our EMEA and APAC operating segments and reductions in Unallocated Management G&A, partially offset by decreases in segment income in our U.S. and Canada and LAC segments. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The increase in EBITDA and income from operations in the three months ended March 31, 2013 was driven by the non-recurrence of Business Combination Agreement expenses, partially offset by increases in other operating expenses, net, global portfolio realignment project costs and share-based compensation. Income from operations was also impacted by reductions in depreciation and amortization expense as a result of the global portfolio realignment project.

Our net income increased in the three months ended March 31, 2013 primarily as a result of an increase in income from operations, a decrease in interest expense, net and the non-recurrence of loss on early extinguishment of debt, partially offset by an increase in income tax expense.

U.S. and Canada

	Three Months Ended		Variance
	March 31,		Favorable/
	2013	2012	(Unfavorable)
Company:
Company restaurant revenues	$47.5	$286.3	$(238.8)
CRM	4.1	33.8	(29.7)
CRM %	8.6%	11.8%	(3.2)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.0%	33.1%	0.1%
Payroll and benefits	30.8%	31.1%	0.3%
Depreciation and amortization	5.0%	5.6%	0.6%
Other occupancy and operating	22.6%	18.4%	(4.2)%
Franchise:
Franchise and property revenues	$125.9	$100.3	$25.6
Franchise and property expenses	27.8	16.5	(11.3)
Segment SG&A	11.9	26.1	14.2
Segment depreciation and amortization	10.2	21.4	11.2
Segment income	100.5	112.9	(12.4)
Segment margin	58.0%	29.2%	28.8%

FX Impact Favorable/(Unfavorable)
Segment revenues	$(0.2)	$(0.5)
Segment CRM	—	—
Segment income	—	(0.1)

Key Business Metrics
System-wide sales growth	(2.8)%	3.7%
Franchise sales	$2,025.9	$1,847.4
Comparable sales growth
Company	(4.0)%	6.0%
Franchise	(3.0)%	4.0%
System	(3.0)%	4.2%
NRG
Company	(1)	(1)
Franchise	(27)	(11)
System	(28)	(12)
Net Refranchisings	33	4
Restaurant counts at period end
Company	149	934
Franchise	7,299	6,554
System	7,448	7,488

Results of Operations for U.S. and Canada

Comparable Sales Growth

During the three months ended March 31, 2013, negative system comparable sales growth of 3.0% in the U.S. and Canada was primarily due to the comparison to a strong first quarter in 2012, a challenging macroeconomic environment and heightened competitive activity.

Company restaurants

During the three months ended March 31, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 781 Company restaurants during the trailing twelve-month period, the effects of negative Company comparable sales growth and unfavorable FX impact.

During the three months ended March 31, 2013, the decrease in CRM % is primarily due to an increase in controllable restaurant expenses related to the new home delivery platform and the deleveraging effect of negative comparable sales growth on our fixed occupancy and other operating costs. These factors were partially offset by favorable adjustments to our self-insurance reserve.

Franchise and Property

During the three months ended March 31, 2013, franchise and property revenues increased primarily due to the net refranchising of 781 Company restaurants during the trailing twelve-month period, which resulted in increased royalties and rents, partially offset by the effects of negative franchise comparable sales growth and negative franchise NRG. FX impact was not significant.

During the three months ended March 31, 2013, franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of refranchisings and an increase in bad debt expense. FX impact was not significant.

Segment income and segment margin

During the three months ended March 31 2013, segment income decreased due to a decrease in CRM, partially offset by increases in net franchise and property income and a decrease in segment selling, general and administrative expenses (“SG&A”).

Segment margin increased during the three months ended March 31, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which yield higher margins than Company restaurant revenues, after the completion of the refranchisings, partially offset by a decrease in CRM%.

EMEA

	Three Months Ended		Variance
	March 31,		Favorable/
	2013	2012	(Unfavorable)
Company:
Company restaurant revenues	$59.1	$77.6	$(18.5)
CRM	7.0	6.4	0.6
CRM %	11.8%	8.2%	3.6%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	29.7%	30.7%	1.0%
Payroll and benefits	34.7%	32.2%	(2.5)%
Depreciation and amortization	1.6%	3.6%	2.0%
Other occupancy and operating	22.2%	25.3%	3.1%
Franchise:
Franchise and property revenues	$52.4	$45.7	$6.7
Franchise and property expenses	7.7	6.1	(1.6)
Segment SG&A	12.7	18.4	5.7
Segment depreciation and amortization	3.3	5.2	1.9
Segment income	42.3	32.8	9.5
Segment margin	37.9%	26.6%	11.3%

FX Impact Favorable/(Unfavorable)
Segment revenues	$0.5	$(4.8)
Segment CRM	—	(0.3)
Segment income	0.1	(1.4)

Key Business Metrics
System-wide sales growth	7.2%	10.6%
Franchise sales	$951.3	$859.5
Comparable sales growth
Company	1.5%	7.6%
Franchise	0.7%	6.5%
System	0.8%	6.6%
NRG
Company	—	(1)
Franchise	18	35
System	18	34
Net Refranchisings	—	1
Restaurant counts at period end
Company	132	190
Franchise	3,007	2,726
System	3,139	2,916

Results of Operations for EMEA

Comparable Sales Growth

During the three months ended March 31, 2013, system comparable sales growth of 0.8% in EMEA was driven by comparable sales growth in Germany, the United Kingdom, Russia and Turkey, partially offset by negative system comparable sales growth in Spain.

Company restaurants

During the three months ended March 31, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 58 Company restaurants during the trailing twelve-month period, partially offset by the effects of Company comparable sales growth and favorable FX impact.

During the three months ended March 31, 2013, CRM% increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs, the refranchising of 58 Company restaurants with lower than average CRM% during the trailing twelve-month period and lower depreciation expense. These factors were partially offset by wage rate increases in Germany.

Franchise and Property

During the three months ended March 31, 2013, franchise and property revenues increased due to franchise comparable sales growth, franchise NRG of 223 restaurants during the trailing twelve-month period, the net refranchising of 58 Company restaurants during the same period, which resulted in increased royalties and rents, an increase in renewal franchise fees and favorable FX impact, partially offset by lower franchise fees due to a decrease in the number of franchise restaurant openings.

During the three months ended March 31, 2013, franchise and property expenses increased due to rent expense associated with additional properties leased or subleased to franchisees as a result of refranchisings during the trailing twelve-month period, partially offset by a decrease in bad debt expense and favorable FX impact.

Segment income and segment margin

During the three months ended March 31, 2013, segment income increased primarily due to an increase in net franchise and property income, an increase in CRM and a decrease in segment SG&A.

Segment margin increased during the three months ended March 31, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which yield higher margins than Company restaurant revenues, after the completion of the refranchisings, and an increase in CRM%.

LAC

	Three Months Ended		Variance
	March 31,		Favorable/
	2013	2012	(Unfavorable)
Company:
Company restaurant revenues	$13.9	$14.7	$(0.8)
CRM	2.0	2.2	(0.2)
CRM %	14.4%	15.0%	(0.6)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	36.1%	38.1%	2.0%
Payroll and benefits	15.4%	12.9%	(2.5)%
Depreciation and amortization	3.6%	10.2%	6.6%
Other occupancy and operating	30.5%	23.8%	(6.7)%
Franchise:
Franchise and property revenues	$15.7	$15.8	$(0.1)
Franchise and property expenses	0.3	0.2	(0.1)
Segment SG&A	2.8	3.5	0.7
Segment depreciation and amortization	0.5	1.6	1.1
Segment income	15.1	15.9	(0.8)
Segment margin	51.0%	52.1%	(1.1)%

FX Impact Favorable/(Unfavorable)
Segment revenues	$0.3	$(1.1)
Segment CRM	0.1	(0.2)
Segment income	—	(0.1)

Key Business Metrics
System-wide sales growth	1.4%	15.3%
Franchise sales	$321.6	$315.8
Comparable sales growth
Company	(8.7)%	3.1%
Franchise	(1.0)%	10.3%
System	(1.3)%	9.9%
NRG
Company	(2)	—
Franchise	10	6
System	8	6
Net Refranchisings	—	—
Restaurant counts at period end
Company	98	97
Franchise	1,300	1,131
System	1,398	1,228

Results of Operations for LAC

Comparable Sales Growth

During the three months ended March 31, 2013, negative system comparable sales growth of 1.3% in LAC was driven by negative comparable sales growth in Mexico and Puerto Rico, partially offset by system comparable sales growth in Brazil.

Company restaurants

During the three months ended March 31, 2013, Company restaurant revenues decreased primarily due to negative Company comparable sales growth, partially offset by favorable FX impact.

During the three months ended March 31, 2013, CRM% decreased primarily as a result of the deleveraging effect of decreases in Company comparable sales on our fixed occupancy and other operating costs, higher labor costs associated with wage rate increases, higher labor costs related to food delivery and kiosks and higher rent expense on certain lease renewals. These factors were partially offset by decreased food, paper and product costs associated with price reductions in certain commodities and lower depreciation expense as a result of classifying assets as held for sale related to refranchisings.

Franchise and Property

During the three months ended March 31, 2013, franchise and property revenues decreased primarily due to negative franchise comparable sales growth and a decrease in renewal franchise fees, partially offset by franchise NRG of 169 restaurants during the trailing twelve-month period, which resulted in increased royalties. FX impact was not significant.

Segment income and segment margin

During the three months ended March 31, 2013, segment income decreased due to a decrease in net franchise and property income and a decrease in CRM, partially offset by a decrease in segment SG&A.

During the three months ended March 31, 2013, segment margin decreased primarily as a result of the lower contribution of franchise and property revenues in the segment and a decrease in CRM%.

APAC

	Three Months Ended		Variance
	March 31,		Favorable/
	2013	2012	(Unfavorable)
Franchise:
Franchise and property revenues	$12.6	$11.9	$0.7
Franchise and property expenses	0.5	1.0	0.5
Segment SG&A	2.2	5.0	2.8
Segment depreciation and amortization	0.6	2.1	1.5
Segment income	10.4	7.8	2.6
Segment margin	78.8%	26.4%	52.4%

FX Impact Favorable/(Unfavorable)
Segment revenues	$—	$0.3
Segment income	—	—

Key Business Metrics
System-wide sales growth	8.4%	5.4%
Franchise sales	$371.7	$325.8
System comparable sales growth	2.7%	(2.8)%
System NRG	6	(6)
Net Refranchisings	—	—
Restaurant counts at period end
Company	3	64
Franchise	1,013	838
System	1,016	902

Results of Operations for APAC

Comparable Sales

During the three months ended March 31, 2013, system comparable sales growth of 2.7% in APAC was driven by comparable sales growth in Australia and Korea, partially offset by negative comparable sales growth in New Zealand and Japan.

Franchise and Property

During the three months ended March 31, 2013, franchise and property revenues increased due to franchise comparable sales growth, franchise NRG of 115 restaurants during the trailing twelve-month period and the net refranchising of 60 Company restaurants during the same period which resulted in increased royalties. FX impact was not significant.

During the three months ended March 31, 2013, franchise and property expenses decreased due to a decrease in bad debt expense. FX impact was not significant.

Segment income and segment margin

During the three months ended March 31, 2013, segment income increased primarily due to an increase in net franchise and property income and a decrease in segment SG&A.

During the three months ended March 31, 2013, segment margin increased primarily as a result of the higher contribution of franchise and property revenues in the segment, which yield higher margins than Company restaurant revenues, after the completion of the refranchisings.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2012 Revolving Credit Facility (defined below). We have used, and may in the future use, our liquidity to make required interest and principal payments, to voluntarily repay and/or repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities, to repurchase our shares and/or to pay dividends. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.

At March 31, 2013, we had cash and cash equivalents of $598.8 million and working capital of $550.9 million. In addition, at March 31, 2013, we had borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

Debt Instruments

Our long-term debt is comprised primarily of borrowings under our 2012 Credit Agreement (defined below), amounts outstanding under our Senior Notes and Discount Notes (each also defined below), and obligations under capital leases. For further information about our long-term debt, see Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements included in this report.

As of March 31, 2013, we had $1,017.1 million in Tranche A Term Loans outstanding and $693.7 million of Tranche B Term Loans outstanding (the “2012 Term Loan Facility”) under our credit agreement dated September 28, 2012 (the “2012 Credit Agreement”). The 2012 Term Loan Facility, together with the revolving credit facility available under the 2012 Credit Agreement (the “2012 Revolving Credit Facility”) are collectively referred to as the “2012 Credit Facilities”. As of March 31, 2013, the interest rate was 2.5625% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. As of March 31, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rates as of March 31, 2013, required debt service for the next twelve months is estimated to be approximately $52.4 million in interest payments and $45.7 million in principal payments.

As of March 31, 2013 we had outstanding $794.5 million of 9.875% senior notes due 2018 (the “Senior Notes”). In addition, as of March 31, 2013, we had outstanding $418.1 million of 11.0% senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC and Burger King Capital Finance, Inc.

As of March 31, 2013, we were in compliance with all covenants of the 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes, and there were no limitations on our ability to draw on the availability under our 2012 Revolving Credit Facility.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $78.9 million for the three months ended March 31, 2013 compared to $53.1 million for the three months ended March 31, 2012, primarily as a result of changes in working capital driven by the timing of advertising expenditures and lower interest payments during 2013.

Investing Activities

Cash provided by investing activities was $6.3 million for the three months ended March 31, 2013 compared to $5.8 million of cash used for investing activities for the three months ended March 31, 2012, primarily as a result of an increase in proceeds from refranchisings, net and a decrease in capital expenditures.

Capital expenditures for new restaurants have historically been comprised primarily of (i) costs to build new Company restaurants and new restaurants that we lease to franchisees, (ii) costs to maintain the appearance of existing restaurants in accordance with our standards, including investments in new equipment and remodeling and (iii) investments in information technology systems and corporate furniture and fixtures. Under our franchise dominated business model, we have no plans to build new Company restaurants. The following table presents capital expenditures, by type of expenditure:

	Three Months Ended
	March 31,
	2013	2012
New restaurants	$—	$0.4
Existing restaurants	4.9	15.4
Other, including corporate	2.4	0.8

Total	$7.3	$16.6

We expect cash capital expenditures of approximately $30.0 million to $40.0 million in 2013. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand and cash flow from operations.

Financing Activities

Cash used for financing activities was $29.5 million for the three months ended March 31, 2013, compared to $69.5 million during the same period in the prior year, primarily as a result of cash used for the prepayment of term loans and repurchase of Discount Notes during the three months ended March 31, 2012 and dividend payments during the three months ended March 31, 2013.

Dividends

On February 14, 2013, our board declared a cash dividend of $0.05 per share, which was paid on March 15, 2013 to shareholders of record on February 28, 2013. On April 10, 2013, our board of directors declared a cash dividend of $0.06 per share, to be paid on May 15, 2013 to shareholders of record on May 1, 2013. Future dividends will be determined at the discretion of the Board of Directors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of March 31, 2013, we estimate it will take approximately 12 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in certain countries in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of March 31, 2013, the deferred income associated with this contract totaled $3.1 million.

In the event of early termination of any of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of March 31, 2013, there were $89.5 million of loans outstanding to franchisees that we had guaranteed under three such programs, with additional franchisee borrowing capacity of approximately $95.9 million remaining. Our maximum guarantee liability under these three programs is limited to an aggregate of $26.6 million, assuming full utilization of all borrowing capacity. As of March 31, 2013, the liability we recorded to reflect the fair value of these guarantee obligations was $3.2 million. No significant payments have been made by us in connection with these guarantees through March 31, 2013.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on February 22, 2013.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements, in the notes to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2013 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K filed with the SEC on February 22, 2013 for the year ended December  31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectation that the mix of Company restaurant and franchise revenue will shift towards franchise revenue as we continue to implement our global portfolio realignment project; our expectations and belief regarding the costs and benefits of implementing our global portfolio realignment project; our expectations and belief regarding our ability to accelerate international development through joint venture structures and master franchise and development agreements; our expectations and belief regarding our ability to complete our global portfolio realignment project; our expectations and belief regarding our ability to repurchase shares and return cash to shareholders; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps and to hedge our net investment in a Swiss subsidiary through the purchase of cross-currency swaps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

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

•	Our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Our ability to successfully execute our global portfolio realignment project;

•	Risks arising from significant and rapid fluctuations in interest rates and in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Our ability to successfully implement our domestic and international growth strategy and risks related to our international operations;

•	Risk related to relying on master franchisees and subfranchisees to accelerate restaurant growth; and

•

Risks related to the ability of counterparties to our 2012 Credit Facilities, interest rate caps, cross-currency swaps and foreign currency forward contracts to fulfill their commitments and/or obligations.

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

Part II – Other Information

Item 1. Legal Proceedings

Jay Clogg Realty Group, Inc. v. Burger King Corporation, Civ. Action No. 8:13-CV-00662 (U.S. District Court for the District of Maryland). On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. It is not possible at this time to determine the likelihood of class certification in this case or reasonably estimate the probability or amount of liability for monetary damages on a class wide basis.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 28, 2013, the Compensation Committee of the Board (the “Compensation Committee”) approved an increase in the base salary of Flavia Faugeres, our Global Chief Marketing Officer, effective February 8, 2013, from $500,000 to $600,000 as the Compensation Committee determined that this was necessary in order to make her base salary competitive for her role as Global Chief Marketing Officer.

Also on January 28, 2013, the Compensation Committee approved an increase in the target bonus percentage for Daniel Schwartz, Chief Financial Officer, effectively immediately, from 150% to 170% of his base salary in recognition of his expanded responsibilities in the area of development. On April 11, 2013, the Company announced that Mr. Schwartz was promoted to Chief Operating Officer, effective immediately, and would become Chief Executive Officer upon the resignation of Company’s current CEO, Bernardo Hees. The Company also announced that Mr. Hees’ resignation would be effective upon the earlier to occur of July 1, 2013 and the completion of the acquisition of H.J. Heinz Company by an investment consortium comprised of Berkshire Hathaway and an investment fund affiliated with 3G Capital Partners, Ltd. In connection with his promotion to Chief Executive Officer, on April 8, 2013, the Board approved an increase in Mr. Schwartz’s annual base salary from $500,000 to $700,000, effective as of the first day of the payroll period following his appointment as CEO, and an increase in his target annual cash bonus opportunity from 170% to 200% of his base salary, effective as of the date of such appointment.

On January 28, 2013, the Compensation Committee approved discretionary awards of 500,000 stock options and 150,000 stock options to Mr. Schwartz and Jose Cil, Executive Vice President and President, EMEA, respectively, for exemplary performance. The options, which were granted on March 1, 2013, have an exercise price of $18.25 and will cliff vest on March 1, 2018.

The Company provides employees at the level of director and above, including our named executive officers, or NEOs, the ability to invest a portion of their net cash bonus into equity of the Company and leverage that investment through the issuance of matching stock options. This program is called the Bonus Swap Program. On January 28, 2013, the Compensation Committee approved a change to the 2013 Bonus Swap Program to give those employees who elect to use 50% of their net bonus to purchase shares the right to receive twice the number of matching options received by those employees who elect to use 25% of their net bonus to purchase shares. In the case of the NEOs, those NEOs who elect to use 50% of their 2013 calculated net bonus shares will be entitled to a multiplier of 4x to calculate the number of Bonus Matching Options rather than a multiplier of 2x.

On February 11, 2013, the Compensation Committee approved an umbrella plan which establishes a maximum amount the named executive officers and other persons covered by Section 16(b) of the Securities Exchange Act of 1934, as amended, are eligible to receive as a cash incentive payment under the Company’s 2013 annual bonus plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended. The maximum bonus opportunity for 2013 is the lesser of $10 million or 5% of the Company’s EBITDA for the CEO and 4% of EBITDA for the CEO’s direct reports and certain other senior executives. The 2013 bonus targets approved by the Board on December 5, 2012 will serve as a guideline to the Compensation Committee in exercising its negative discretion for determining the actual amount of each executive’s cash incentive payment for 2013, if any.

Item 6. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.27	Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc.

10.28	Form of Amendment to Option Award Agreement

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING WORLDWIDE, INC. (Registrant)

Date: April 26, 2013	By:	/s/ Joshua Kobza
	Name:	Joshua Kobza, principal financial officer
	Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.27	Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc.

10.28	Form of Amendment to Option Award Agreement

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document