Form 10-Q
period 2013-06-30
Burger King Worldwide, Inc.
filed 2013-07-31
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 351,125,159 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	As of
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$654.1	$546.7
Trade and notes receivable, net	171.7	179.0
Prepaids and other current assets, net	100.3	91.3
Deferred income taxes, net	41.1	73.5

Total current assets	967.2	890.5

Property and equipment, net of accumulated depreciation of $162.5 million and $200.8 million, respectively	818.1	885.2
Intangible assets, net	2,774.3	2,811.2
Goodwill	619.5	619.2
Net investment in property leased to franchisees	171.4	180.4
Other assets, net	313.0	177.5

Total assets	$5,663.5	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$41.5	$68.7
Accrued advertising	97.8	66.5
Other accrued liabilities	159.5	206.8
Current portion of long term debt and capital leases	68.5	55.8

Total current liabilities	367.3	397.8

Term debt, net of current portion	2,895.3	2,905.1
Capital leases, net of current portion	80.8	88.4
Other liabilities, net	343.2	382.4
Deferred income taxes, net	661.3	615.3

Total liabilities	4,347.9	4,389.0

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 351,125,159 shares issued and outstanding at June 30, 2013; 350,238,771 shares issued and outstanding at December 31, 2012;	3.5	3.5
Additional paid-in capital	1,219.8	1,205.7
Retained earnings	136.2	76.1
Accumulated other comprehensive loss	(43.9)	(110.3)

Total stockholders’ equity	1,315.6	1,175.0

Total liabilities and stockholders’ equity	$5,663.5	$5,564.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Company restaurant revenues	$52.7	$345.9	$173.8	$742.1
Franchise and property revenues	225.6	194.9	432.2	368.6

Total revenues	278.3	540.8	606.0	1,110.7

Company restaurant expenses:
Food, paper and product costs	16.8	115.0	55.3	245.0
Payroll and employee benefits	16.7	100.2	54.2	219.7
Occupancy and other operating costs	13.1	90.5	45.2	195.0

Total Company restaurant expenses	46.6	305.7	154.7	659.7
Franchise and property expenses	36.7	28.5	73.0	52.3
Selling, general and administrative expenses	61.5	95.8	128.2	190.8
Other operating expenses (income), net	0.3	(17.1)	14.5	(4.1)

Total operating costs and expenses	145.1	412.9	370.4	898.7

Income from operations	133.2	127.9	235.6	212.0
Interest expense, net	50.0	57.2	99.1	116.3
Loss on early extinguishment of debt	—	7.7	—	11.2

Income before income taxes	83.2	63.0	136.5	84.5
Income tax expense	20.3	14.8	37.8	22.0

Net income	$62.9	$48.2	$98.7	$62.5

Earnings per share:
Basic	$0.18	$0.14	$0.28	$0.18
Diluted	$0.18	$0.14	$0.28	$0.18
Weighted average shares outstanding
Basic	350.9	350.0	350.7	349.1
Diluted	357.7	354.6	357.4	352.5
Dividends per common share	$0.06	$—	$0.11	$—

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$62.9	$48.2	$98.7	$62.5

Foreign currency translation adjustment	17.4	(66.0)	(13.0)	(27.0)
Reclassification of foreign currency translation adjustment into net income	(3.0)	—	(3.0)	—
Net change in fair value of net investment hedges (net of tax of $2.1, $6.4, $2.9 and $2.6)	(3.3)	5.9	4.5	—
Net change in fair value of interest rate caps/swaps (net of tax of $39.7, $3.2, $49.3 and $4.2)	61.6	(6.3)	76.4	(9.0)
Amounts reclassified to earnings of cash flow hedges (net of tax of $0.5, $0.0, $1.0 and $0.2)	0.9	0.7	1.6	0.9
Pension and post-retirement benefit plans (net of tax of $0.0, $0.0, $0.3 and $4.2)	—	—	0.3	6.5
Amortization of prior service costs (net of tax of $0.3, $0.0, $0.6 and $0.2)	(0.5)	(0.8)	(0.7)	(0.9)
Amortization of actuarial losses (net of tax of $0.1, $0.0, $0.3 and $0.0)	0.1	—	0.3	—

Other comprehensive income (loss), net of tax	73.2	(66.5)	66.4	(29.5)

Total comprehensive income (loss)	$136.1	$(18.3)	$165.1	$33.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$98.7	$62.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.6	67.4
Loss on early extinguishment of debt	—	11.2
Amortization of deferred financing costs and debt issuance discount	27.5	29.4
Equity in net loss from unconsolidated affiliates	6.8	1.8
Loss (gain) on remeasurement of foreign denominated transactions	3.0	(3.6)
Amortization of defined benefit pension and postretirement items	(0.7)	(0.9)
Realized loss on terminated caps/swaps	2.8	0.9
Net gains on refranchisings and dispositions of assets	(2.1)	(2.7)
Bad debt expense, net of recoveries	2.2	1.5
Share-based compensation	4.8	7.6
Deferred income taxes	22.2	8.0
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	0.7	(4.2)
Prepaids and other current assets	0.7	(35.1)
Accounts and drafts payable	(19.8)	(15.8)
Accrued advertising	0.2	(45.4)
Other accrued liabilities	(35.7)	(47.1)
Other long-term assets and liabilities	(13.7)	1.4

Net cash provided by operating activities	130.2	36.9

Cash flows from investing activities:
Payments for property and equipment	(8.6)	(13.8)
Proceeds from refranchisings, disposition of assets and restaurant closures	48.6	36.5
Payments for acquired franchisee operations, net of cash acquired	(11.9)	(15.3)
Return of investment on direct financing leases	8.1	6.6

Net cash provided by investing activities	36.2	14.0

Cash flows from financing activities:
Repayments of term debt and capital leases	(25.3)	(19.0)
Extinguishment of debt	—	(105.9)
Proceeds from stock option exercises	2.5	—
Excess tax benefits from share-based compensation	3.5	—
Dividends paid on common stock	(38.6)	—

Net cash used for financing activities	(57.9)	(124.9)

Effect of exchange rates on cash and cash equivalents	(1.1)	(7.3)
Increase (decrease) in cash and cash equivalents	107.4	(81.3)
Cash and cash equivalents at beginning of period	546.7	459.0

Cash and cash equivalents at end of period	$654.1	$377.7

Supplemental cash flow disclosures:
Interest paid	$69.5	$91.7
Income taxes paid	$14.7	$21.7
Non-cash investing and financing activities:
Investment in unconsolidated affiliates	$17.8	$98.6
Acquisition of property with capital lease obligations	$0.9	$36.1

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

Note 2. New Accounting Pronouncements

During the six months ended June 30, 2013, we adopted a Financial Accounting Standards Board (“FASB”) accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required by GAAP to be reclassified to net income in their entirety in the same reporting period. The disclosures required by this accounting standards update are included in this report.

During the six months ended June 30, 2013, we adopted an accounting standards update that amends accounting guidance for the release of the cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of this accounting standard update did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 3. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	June 30, 2013	December 31, 2012
Prepaid expenses	$57.3	$23.3
Refundable and prepaid income taxes	32.2	28.5
Inventories	1.8	6.7
Deferred financing costs - current portion	9.0	8.9
Assets held for sale (1)	—	23.9

Total Prepaids and other current assets	$100.3	$91.3

(1)	Assets held for sale primarily consists of machinery and equipment and goodwill.

Note 4. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$481.9	$(54.6)	$427.3	$485.6	$(46.2)	$439.4
Favorable leases	171.9	(43.6)	128.3	183.1	(40.2)	142.9

Subtotal	653.8	(98.2)	555.6	668.7	(86.4)	582.3

Indefinite lived intangible assets - Brand	$2,218.7	$—	$2,218.7	$2,228.9	$—	$2,228.9

Intangible assets, net			$2,774.3			$2,811.2

Goodwill	$619.5			$619.2

We recorded amortization expense on intangible assets of $8.8 million for the three months ended June 30, 2013 and $9.5 million for the same period in the prior year. We recorded amortization expense on intangible assets of $18.4 million for the six months ended June 30, 2013 and $19.1 million for the same period in the prior year.

Note 5. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities and other liabilities consist of the following:

	As of
	June 30, 2013	December 31, 2012
Current:
Accrued payroll and employee-related costs	$18.9	$44.9
Restructuring and other provisions	10.7	14.6
Withholding taxes	2.8	4.1
Interest payable	17.2	16.9
Casualty insurance	6.4	7.3
Gift card liabilities	10.6	18.2
Income tax payable	—	2.8
Deferred income	20.9	18.1
Sales tax payable	1.4	4.1
Lease liability	9.7	8.0
Other	60.9	67.8

Other accrued liabilities	$159.5	$206.8

Non-current:
Accrued pension	$73.1	$77.7
Unfavorable leases	136.0	169.1
Casualty insurance reserves	16.4	18.6
Retiree health benefits	8.0	8.0
Deferred compensation	7.1	7.8
Income tax payable	29.7	26.3
Derivatives liability	3.7	11.0
Lease liability	40.9	32.2
Other	28.3	31.7

Other liabilities, net	$343.2	$382.4

Note 6. Long-Term Debt

Long-term debt consists of the following:

				Interest rates (a)
		As of		Three Months Ended June 30,		Six Months Ended June 30,
	Maturity dates	June 30, 2013	December 31, 2012	2013	2012	2013	2012
Tranche A Term Loans	2017	$1,010.7	$1,023.6	3.2%	N/A	3.2%	N/A
Tranche B Term Loans (b)	2019	692.3	695.1	4.6%	N/A	4.6%	N/A
9 7/8 % Senior Notes	2018	794.5	794.5	10.1%	10.1%	10.1%	10.1%
11.0% Discount Notes (c)	2019	429.4	407.1	11.5%	11.5%	11.5%	11.5%
Deferred Premiums on interest rate caps - USD	2016	25.5	29.0	2.5%	2.5%	2.5%	2.5%
Other	N/A	0.9	0.9

Total debt		2,953.3	2,950.2
Less: current maturities of debt		(58.0)	(45.1)

Total long-term debt		$2,895.3	$2,905.1

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented net of a discount of $7.4 million at June 30, 2013 and $8.1 million at December 31, 2012.
(c)	Principal face amount herein is presented net of a discount of $149.6 million at June 30, 2013 and $172.0 million at December 31, 2012.

2012 Revolving Credit Facility

As of June 30, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of the 2012 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of June 30, 2013, we had no letters of credit issued against the 2012 Revolving Credit Facility and our borrowing capacity was $130.0 million.

Loss on Early Extinguishment of Debt

We recorded a $7.7 million loss on early extinguishment of debt during the three months ended June 30, 2012 related to repurchases of our Discount Notes and Senior Notes. We recorded a loss on early extinguishment of debt of $11.2 million for the six months ended June 30, 2012 in connection with prepayments of term loans and repurchases of our Discount Notes and Senior Notes.

Other

We have lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $2.3 million as of June 30, 2013 and $2.4 million as of December 31, 2012. There were $1.2 million of guarantees issued against these lines of credit as of June 30, 2013 and $1.5 million as of December 31, 2012.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tranche A Term Loans	$6.6	$—	$13.2	$—
Tranche B Term Loans	6.6	—	13.2	—
Secured Term Loan - USD tranche	—	17.0	—	34.4
Secured Term Loan - Euro tranche	—	2.8	—	5.9
Interest Rate Caps	1.6	1.0	3.0	1.9
9 7/8 % Senior Notes	19.6	19.7	39.2	39.4
11.0% Discount Notes	11.4	11.5	22.4	22.6
Amortization of deferred financing costs and debt issuance discount	2.6	3.1	5.1	6.9
Capital lease obligations	1.7	2.2	3.3	4.3
Other	0.5	0.2	0.8	1.4
Interest income	(0.6)	(0.3)	(1.1)	(0.5)

Total	$50.0	$57.2	$99.1	$116.3

Note 7. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.5	1.6	1.7
Costs and taxes related to foreign operations	5.3	(2.4)	5.2	0.9
Foreign tax rate differential	(14.9)	(16.3)	(14.8)	(16.5)
Foreign exchange differential on tax benefits	—	0.4	0.1	—
Change in valuation allowance	(2.2)	—	(1.0)	—
Change in accrual for tax uncertainties	0.9	0.9	2.1	0.8
Other	(1.2)	4.4	(0.5)	4.1

Effective income tax rate	24.4%	23.5%	27.7%	26.0%

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2012	$(29.2)	$(3.8)	$(77.3)	$(110.3)
Foreign currency translation adjustment	—	—	(13.0)	(13.0)
Reclassification of foreign currency translation adjustment into net income	—	—	(3.0)	(3.0)
Net change in fair value of net investment hedges, net of tax	4.5	—	—	4.5
Net change in fair value of interest rate caps/swaps, net of tax	76.4	—	—	76.4
Amounts reclassified to earnings of cash flow hedges, net of tax	1.6	—	—	1.6
Pension and post-retirement benefit plans, net of tax	—	0.3	—	0.3
Amortization of prior service costs, net of tax	—	(0.7)	—	(0.7)
Amortization of actuarial losses, net of tax	—	0.3	—	0.3

Balances at June 30, 2013	$53.3	$(3.9)	$(93.3)	$(43.9)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	Affected Line Item in the Statements of Operations	2013	2012	2013	2012
Gains (Losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(1.4)	$(0.7)	$(2.6)	$(1.1)
	Income tax (expense) benefit	0.5	—	1.0	0.2

	Net of tax	$(0.9)	$(0.7)	$(1.6)	$(0.9)

Defined benefit pension:
Amortization of prior service costs	SG&A (1)	$0.8	$0.8	$1.3	$1.1
Amortization of actuarial gains (losses)	SG&A (1)	(0.2)	—	(0.6)	—

	Total before tax	0.6	0.8	0.7	1.1
	Income tax (expense) benefit	(0.2)	—	(0.3)	(0.2)

	Net of tax	$0.4	$0.8	$0.4	$0.9

Foreign currency translation adjustment into net income:
Sale of foreign entity	Other operating expenses (income), net	(3.0)	—	(3.0)	—

Total reclassifications	Net of tax	$(3.5)	$0.1	$(4.2)	$—

(1)	Refers to selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 9. Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under our Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013				Fair Value Measurements at June 30, 2013
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$—	$7.5	$—	$—	$—	$7.5	$—
Forward-starting interest rate swaps	—	123.2	—	—	—	123.2	—

Total	$—	$130.7	$—	$—	$—	$130.7	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$—	$—	$—	$3.7	$—	$3.7	$—

Other:
Investments held in a rabbi trust	$—	$4.4	$—	$—	$4.4	$—	$—

ERP liabilities	$—	$—	$3.6	$7.1	$—	$10.7	$—

	As of December 31, 2012				Fair Value Measurements at December 31, 2012
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other Liabilities, net	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$—	$4.3	$—	$—	$—	$4.3	$—
Forward-starting interest rate swaps	—	0.8	—	—	—	0.8	—

Total	$—	$5.1	$—	$—	$—	$5.1	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$—	$—	$—	$11.0	$—	$11.0	$—

Other:
Investments held in a rabbi trust	$—	$6.3	$—	$—	$6.3	$—	$—

ERP liabilities	$—	$—	$4.4	$7.8	$—	$12.2	$—

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

At June 30, 2013, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2012, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes and Discount Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

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

Assets held for sale totaled $23.9 million at December 31, 2012 and consisted primarily of goodwill and machinery and equipment to be sold in connection with refranchisings. There were no assets held for sale at June 30, 2013.

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. We did not record any impairment charges associated with assets held for sale during the three and six months ended June 30, 2013. During the three months ended June 30, 2012, long-lived assets held for sale with a carrying amount of $18.2 million were written down to their fair values less cost to sell of $13.2 million, resulting in a $5.0 million impairment loss, which we classify as a loss on refranchising. During the six months ended June 30, 2012, we recorded impairment losses of $13.2 million associated with long-lived assets for restaurants we classified as held for sale.

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

Interest Rate Caps

At June 30, 2013 and December 31, 2012, we had U.S. Dollar denominated interest rate cap agreements (notional amount of $1.3 billion and $1.4 billion, respectively) (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.74% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt.

Under the terms of the Cap Agreements, if LIBOR resets above a strike price, we will receive the net difference between LIBOR and the strike price. We have elected our applicable rate per annum as Eurocurrency rate determined by reference to LIBOR. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR resets above or below the strike price.

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

Cross-currency Rate Swaps

At June 30, 2013, we had outstanding cross-currency rate swaps with an aggregate notional value of $430.0 million to hedge a portion of the net investment in a Swiss subsidiary, Burger King Europe GmbH. A total notional value of $230.0 million of these swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in U.S. Dollars and mature on October 19, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate payments we make in Euros for quarterly floating-rate payments we receive in U.S. Dollars and mature on September 28, 2017. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the carrying amount of the net investment being hedged.

Forward-Starting Interest Rate Swaps

At June 30, 2013, we had outstanding three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. The forward currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other (income) expense, net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At June 30, 2013, we had five foreign currency forward contracts with a total notional amount of $78.0 million maturing within the next 6 months.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following table presents the required quantitative disclosures for our derivative instruments:

	Three Months Ended June 30,
	2013					2012
	Interest Rate Caps	Forward- starting interest rate swaps	Cross Currency Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Caps	Cross Currency Rate Swaps	Total
Derivatives designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$3.5	$97.8	$—	$—	$101.3	$(9.5)	$—	$(9.5)
Gain (loss) reclassified from AOCI into interest expense, net	$(1.4)	$—	$—	$—	$(1.4)	$(0.7)	$—	$(0.7)

Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$—	$(5.3)	$—	$(5.3)	$—	$12.3	$12.3

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expenses, net	$—	$—	$—	$(0.4)	$(0.4)	$—	$—	$—

	Six Months Ended June 30,
	2013					2012
	Interest Rate Caps	Forward- starting interest rate swaps	Cross Currency Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Caps	Cross Currency Rate Swaps	Total
Derivatives designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$3.3	$122.4	$—	$—	$125.7	$(13.2)	$—	$(13.2)
Gain (loss) reclassified from AOCI into interest expense, net	$(2.6)	$—	$—	$—	$(2.6)	$(1.1)	$—	$(1.1)

Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$—	$7.5	$—	$7.5	$—	$2.6	$2.6

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expenses, net	$—	$—	$—	$(0.9)	$(0.9)	$—	$—	$—

The net amount of pre-tax gains and losses included in AOCI as of June 30, 2013 that we expect to be reclassified into earnings within the next 12 months is $7.7 million of losses.

Note 11. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to the Company and its subsidiaries under the terms of various share-based compensation plans.

On February 14, 2013, our board of directors approved the adoption of the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”), which increased the shares available for issuance under the Plan from 8,500,000 to 14,500,000. On May 15, 2013, the Plan was approved by our stockholders at our 2013 annual meeting of stockholders.

During the six months ended June 30, 2013, approximately 2,990,000 stock options were granted. These awards generally cliff vest five years from the original grant date and expire ten years following the grant date.

We recorded $2.7 million of share-based compensation expense in selling, general and administrative expenses for the three months ended June 30, 2013 compared to $0.3 million for the three months ended June 30, 2012. We recorded $4.8 million of share-based compensation expense in selling, general and administrative expenses for the six months ended June 30, 2013 compared to $7.6 million for the six months ended June 30, 2012.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

Basic and diluted earnings per share are as follows (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$62.9	$48.2	$98.7	$62.5
Denominator:
Weighted average shares - basic	350.9	350.0	350.7	349.1
Effect of dilutive securities	6.8	4.6	6.7	3.4

Weighted average shares - diluted	357.7	354.6	357.4	352.5

Basic earnings per share	$0.18	$0.14	$0.28	$0.18
Diluted earnings per share	$0.18	$0.14	$0.28	$0.18
Antidilutive stock options outstanding	2.9	3.0	2.9	5.2

Note 13. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Franchise royalties	$165.3	$149.9	$314.2	$289.5
Property revenues	53.3	35.7	104.9	64.0
Initial franchise fees	4.3	3.8	6.7	6.5
Renewal and other related franchise fees	2.7	5.5	6.4	8.6

Total	$225.6	$194.9	$432.2	$368.6

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of Company restaurants:
Restaurant count at December 31, 2012	183	132	100	3	418
Openings	—	—	—	—	—
Closures	(4)	—	(2)	—	(6)
Acquisitions	—	—	—	—	—
Refranchisings	(127)	(113)	(98)	—	(338)

Restaurant count at June 30, 2013	52	19	—	3	74

Number of franchise restaurants:
Restaurant count at December 31, 2012	7,293	2,989	1,290	1,007	12,579
Openings	16	119	38	82	255
Closures	(71)	(30)	(2)	(17)	(120)
Acquisitions	—	—	—	—	—
Refranchisings	127	113	98	—	338

Restaurant count at June 30, 2013	7,365	3,191	1,424	1,072	13,052

Number of system-wide restaurants:
Restaurant count at December 31, 2012	7,476	3,121	1,390	1,010	12,997
Openings	16	119	38	82	255
Closures	(75)	(30)	(4)	(17)	(126)
Acquisitions	—	—	—	—	—
Refranchisings	—	—	—	—	—

Restaurant count at June 30, 2013	7,417	3,210	1,424	1,075	13,126

Note 14. Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(4.3)	$(8.7)	$0.3	$1.1
Litigation settlements and reserves, net	0.4	0.1	0.5	0.5
Foreign exchange net losses (gains)	2.3	(7.4)	5.6	(6.8)
Equity in net loss from unconsolidated affiliates	1.6	0.6	6.8	1.8
Other, net	0.3	(1.7)	1.3	(0.7)

Other operating expenses (income), net	$0.3	$(17.1)	$14.5	$(4.1)

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

During the three months ended June 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $6.5 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $1.2 million.

During the six months ended June 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $2.7 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $2.0 million.

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

Guarantees

From time to time, we enter into agreements under which we guarantee loans made to qualified franchisees. As of June 30, 2013, there were $97.3 million of loans outstanding to franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $227.4 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $31.8 million, assuming full utilization of all borrowing capacity. As of June 30, 2013, the liability reflecting the fair value of these guarantee obligations was $3.7 million. No events of default have occurred and no significant payments have been made by us in connection with these guarantees through June 30, 2013.

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

Revenues by geographic segment consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
U.S. and Canada	$164.1	$357.7	$337.5	$744.3
EMEA	82.9	119.2	194.4	242.5
LAC	17.5	32.3	47.1	62.8
APAC	13.8	31.6	27.0	61.1

Total revenues	$278.3	$540.8	$606.0	$1,110.7

Other than the U.S. and Germany, no other individual country represented 10% or more of our total revenues during the three and six months ended June 30, 2013 and only the U.S. represented more than 10% of our total revenues during the three and six months ended June 30, 2012. Revenues in the U.S. totaled $150.2 million for the three months ended June 30, 2013, compared to $320.8 million for the three months ended June 30, 2012. Revenues in the U.S. totaled $291.1 million for the six months ended June 30, 2013, compared to $670.5 million for the six months ended June 30, 2012. Revenues in Germany totaled $28.2 million for the three months ended June 30, 2013 and $83.1 million for the six months ended June 30, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment Income:
U.S. and Canada	$111.5	$129.4	$212.7	$243.2
EMEA	45.0	42.8	87.3	75.6
LAC	15.5	17.1	30.6	33.0
APAC	11.4	11.0	21.8	18.8
Unallocated Management G&A	(20.9)	(27.4)	(44.9)	(53.6)

Adjusted EBITDA	162.5	172.9	307.5	317.0
Share-based compensation and non-cash incentive compensation expense	3.2	1.2	5.9	3.5
Global portfolio realignment project	9.8	9.4	18.9	13.1
Business combination agreement expenses	—	18.1	—	25.1
Other operating expenses (income), net	0.3	(17.1)	14.5	(4.1)

EBITDA	149.2	161.3	268.2	279.4
Depreciation and amortization	16.0	33.4	32.6	67.4

Income from operations	133.2	127.9	235.6	212.0
Interest expense, net	50.0	57.2	99.1	116.3
Loss on early extinguishment of debt	—	7.7	—	11.2
Income tax expense	20.3	14.8	37.8	22.0

Net income	$62.9	$48.2	$98.7	$62.5

Note 17. Supplemental Financial Information

On October 19, 2010, Burger King Corporation (“BKC”) issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Burger King Holdings, Inc. (“Holdings”) and the U.S. subsidiaries of BKC (the “Guarantors”). On April 19, 2011, Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”) issued the Discount Notes. In August 2012, the Company entered into a Supplemental Indenture with respect to the Senior Notes and a Supplemental Indenture with respect to the Discount Notes (the “Supplemental Indentures”) to guarantee BKC’s obligations under the Senior Notes and the Issuers’ obligations under the Discount Notes. The Supplemental Indentures allow the financial reporting obligation under the Indentures to be satisfied through the reporting of the Company’s consolidated financial information. The 2012 Credit Agreement allows the financial reporting obligation of BKC to be satisfied through the reporting of the Company’s consolidated financial information, provided that the financial information of BKC and its subsidiaries is presented on a standalone basis. The non-U.S. subsidiaries are identified below as Non-Guarantors.

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of June 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2.6	$—	$534.6	$—	$116.9	$—	$654.1
Trade and notes receivable, net	—	—	128.9	—	42.8	—	171.7
Prepaids and other current assets, net	—	0.7	87.2	—	12.4	—	100.3
Deferred income taxes, net	0.6	1.7	31.5	—	7.3	—	41.1

Total current assets	3.2	2.4	782.2	—	179.4	—	967.2

Property and equipment, net	—	—	738.5	—	79.6	—	818.1
Intangible assets, net	—	—	1,542.4	—	1,231.9	—	2,774.3
Goodwill	—	—	359.6	—	259.9	—	619.5
Net investment in property leased to franchisees	—	—	159.4	—	12.0	—	171.4
Intercompany receivable	8.4	—	52.5	—	—	(60.9)	—
Investment in subsidiaries	1,299.7	1,708.9	1,521.6	1,708.9	—	(6,239.1)	—
Other assets, net	—	6.1	243.3	—	63.6	—	313.0

Total assets	$1,311.3	$1,717.4	$5,399.5	$1,708.9	$1,826.4	$(6,300.0)	$5,663.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$28.7	$—	$12.8	$—	$41.5
Accrued advertising	—	—	64.1	—	33.7	—	97.8
Other accrued liabilities	(0.3)	(11.8)	131.3	—	40.3	—	159.5
Current portion of long term debt and capital leases	—	—	65.4	—	3.1	—	68.5

Total current liabilities	(0.3)	(11.8)	289.5	—	89.9	—	367.3

Term debt, net of current portion	—	429.4	2,465.9	—	—	—	2,895.3
Capital leases, net of current portion	—	—	61.5	—	19.3	—	80.8
Other liabilities, net	0.3	—	298.3	—	44.6	—	343.2
Payables to affiliates	—	0.5	—	—	60.4	(60.9)	—
Deferred income taxes, net	(4.3)	(0.4)	575.4	—	90.6	—	661.3

Total liabilities	(4.3)	417.7	3,690.6	—	304.8	(60.9)	4,347.9

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,219.8	1,130.0	1,467.9	1,468.9	1,336.8	(5,403.6)	1,219.8
Retained earnings	136.2	213.6	284.9	283.9	274.2	(1,056.6)	136.2
Accumulated other comprehensive loss	(43.9)	(43.9)	(43.9)	(43.9)	(89.4)	221.1	(43.9)

Total stockholders’ equity	1,315.6	1,299.7	1,708.9	1,708.9	1,521.6	(6,239.1)	1,315.6

Total liabilities and stockholders’ equity	$1,311.3	$1,717.4	$5,399.5	$1,708.9	$1,826.4	$(6,300.0)	$5,663.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2012

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$—	$355.3	$—	$191.3	$—	$546.7
Trade and notes receivable, net	—	—	128.8	—	50.2	—	179.0
Prepaids and other current assets, net	—	0.6	70.9	—	19.8	—	91.3
Deferred income taxes, net	0.7	20.3	36.3	—	16.2	—	73.5

Total current assets	0.8	20.9	591.3	—	277.5	—	890.5

Property and equipment, net	—	—	754.7	—	130.5	—	885.2
Intangible assets, net	—	—	1,554.7	—	1,256.5	—	2,811.2
Goodwill	—	—	355.0	—	264.2	—	619.2
Net investment in property leased to franchisees	—	—	167.0	—	13.4	—	180.4
Intercompany receivable	3.8	—	190.9	—	—	(194.7)	—
Investment in subsidiaries	1,169.5	1,537.6	1,517.2	1,537.6	—	(5,761.9)	—
Other assets, net	—	6.5	106.6	—	64.4	—	177.5

Total assets	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$45.0	$—	$23.7	$—	$68.7
Accrued advertising	—	—	30.7	—	35.8	—	66.5
Other accrued liabilities	(0.3)	(11.8)	157.1	—	61.8	—	206.8
Current portion of long term debt and capital leases	—	—	52.6	—	3.2	—	55.8

Total current liabilities	(0.3)	(11.8)	285.4	—	124.5	—	397.8

Term debt, net of current portion	—	407.1	2,498.0	—	—	—	2,905.1
Capital leases, net of current portion	—	—	66.2	—	22.2	—	88.4
Other liabilities, net	0.2	—	322.6	—	59.6	—	382.4
Payables to affiliates	3.6	0.5	—	—	190.6	(194.7)	—
Deferred income taxes, net	(4.4)	(0.3)	527.6	—	92.4	—	615.3

Total liabilities	(0.9)	395.5	3,699.8	—	489.3	(194.7)	4,389.0

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,205.7	1,164.9	1,478.3	1,479.3	1,386.9	(5,509.4)	1,205.7
Retained earnings	76.1	114.9	169.6	168.6	206.7	(659.8)	76.1
Accumulated other comprehensive loss	(110.3)	(110.3)	(110.3)	(110.3)	(76.4)	407.3	(110.3)

Total stockholders’ equity	1,175.0	1,169.5	1,537.6	1,537.6	1,517.2	(5,761.9)	1,175.0

Total liabilities and stockholders’ equity	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$19.4	$—	$33.3	$—	$52.7
Franchise and property revenues	—	—	150.6	—	75.0	—	225.6
Intercompany revenues	—	—	0.1	—	(0.1)	—	—

Total revenues	—	—	170.1	—	108.2	—	278.3
Company restaurant expenses:
Food, paper and product costs	—	—	6.1	—	10.7	—	16.8
Payroll and employee benefits	—	—	5.7	—	11.0	—	16.7
Occupancy and other operating costs	—	—	5.7	—	7.4	—	13.1

Total Company restaurant expenses	—	—	17.5	—	29.1	—	46.6
Franchise and property expenses	—	—	25.8	—	10.9	—	36.7
Selling, general and administrative expenses	—	—	42.8	—	18.7	—	61.5
Intercompany expenses	—	—	0.4	—	(0.4)	—	—
Other operating expenses (income), net	—	—	2.8	—	(2.5)	—	0.3

Total operating costs and expenses	—	—	89.3	—	55.8	—	145.1

Income from operations	—	—	80.8	—	52.4	—	133.2
Interest expense, net	—	11.5	37.7	—	0.8	—	50.0
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	—	(11.5)	43.1	—	51.6	—	83.2
Income tax expense (benefit)	—	(3.1)	10.4	—	13.0	—	20.3

Income (loss) from continuing operations	—	(8.4)	32.7	—	38.6	—	62.9
Equity in earnings of subsidiaries	62.9	71.3	38.6	71.3	—	(244.1)	—

Net income (loss)	$62.9	$62.9	$71.3	$71.3	$38.6	$(244.1)	$62.9

Total comprehensive income (loss)	$136.1	$136.1	$144.5	$144.5	$56.0	$(481.1)	$136.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$38.5	$—	$135.3	$—	$173.8
Franchise and property revenues	—	—	288.5	—	143.7	—	432.2
Intercompany revenues	—	—	1.6	—	(1.6)	—	—

Total revenues	—	—	328.6	—	277.4	—	606.0
Company restaurant expenses:
Food, paper and product costs	—	—	12.3	—	43.0	—	55.3
Payroll and employee benefits	—	—	10.9	—	43.3	—	54.2
Occupancy and other operating costs	—	—	11.1	—	34.1	—	45.2

Total Company restaurant expenses	—	—	34.3	—	120.4	—	154.7
Franchise and property expenses	—	—	52.2	—	20.8	—	73.0
Selling, general and administrative expenses	—	—	87.2	—	41.0	—	128.2
Intercompany expenses	—	—	(0.3)	—	0.3	—	—
Other operating expenses, net	—	—	14.2	—	0.3	—	14.5

Total operating costs and expenses	—	—	187.6	—	182.8	—	370.4

Income from operations	—	—	141.0	—	94.6	—	235.6
Interest expense, net	—	22.7	74.2	—	2.2	—	99.1
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	—	(22.7)	66.8	—	92.4	—	136.5
Income tax expense (benefit)	—	(6.1)	19.0	—	24.9	—	37.8

Income (loss) from continuing operations	—	(16.6)	47.8	—	67.5	—	98.7
Equity in earnings of subsidiaries	98.7	115.3	67.5	115.3	—	(396.8)	—

Net income (loss)	$98.7	$98.7	$115.3	$115.3	$67.5	$(396.8)	$98.7

Total comprehensive income (loss)	$165.1	$165.1	$181.7	$181.7	$54.5	$(583.0)	$165.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$210.4	$—	$135.5	$—	$345.9
Franchise and property revenues	—	—	127.3	—	67.6	—	194.9
Intercompany revenues	—	—	(0.3)	—	—	0.3	—

Total revenues	—	—	337.4	—	203.1	0.3	540.8
Company restaurant expenses:
Food, paper and product costs	—	—	70.8	—	44.2	—	115.0
Payroll and employee benefits	—	—	62.0	—	38.2	—	100.2
Occupancy and other operating costs	—	—	51.6	—	38.9	—	90.5

Total Company restaurant expenses	—	—	184.4	—	121.3	—	305.7
Franchise and property expenses	—	—	19.7	—	8.8	—	28.5
Selling, general and administrative expenses	14.4	—	52.1	—	29.3	—	95.8
Intercompany expenses	—	—	—	—	(0.3)	0.3	—
Other operating expenses, net	—	—	12.6	—	(29.7)	—	(17.1)

Total operating costs and expenses	14.4	—	268.8	—	129.4	0.3	412.9

Income (loss) from operations	(14.4)	—	68.6	—	73.7	—	127.9
Interest expense, net	—	10.5	44.5	—	2.2	—	57.2
Loss on early extinguishment of debt	—	7.3	0.4	—	—	—	7.7

Income (loss) before income taxes	(14.4)	(17.8)	23.7	—	71.5	—	63.0
Income tax expense (benefit)	(3.6)	(3.8)	10.5	—	11.7	—	14.8

Income (loss) from continuing operations	(10.8)	(14.0)	13.2	—	59.8	—	48.2
Equity in earnings of subsidiaries	59.0	73.0	59.8	73.0	—	(264.8)	—

Net income (loss)	$48.2	$59.0	$73.0	$73.0	$59.8	$(264.8)	$48.2

Total comprehensive income (loss)	$(18.3)	$(7.5)	$6.5	$6.5	$32.8	$(38.3)	$(18.3)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$464.1	$—	$278.0	$—	$742.1
Franchise and property revenues	—	—	239.7	—	128.9	—	368.6
Intercompany revenues	—	—	3.3	—	—	(3.3)	—

Total revenues	—	—	707.1	—	406.9	(3.3)	1,110.7
Company restaurant expenses:
Food, paper and product costs	—	—	154.4	—	90.6	—	245.0
Payroll and employee benefits	—	—	140.1	—	79.6	—	219.7
Occupancy and other operating costs	—	—	112.6	—	82.4	—	195.0

Total Company restaurant expenses	—	—	407.1	—	252.6	—	659.7
Franchise and property expenses	—	—	35.0	—	17.3	—	52.3
Selling, general and administrative expenses	15.7	—	116.0	—	59.1	—	190.8
Intercompany expenses	—	—	—	—	3.3	(3.3)	—
Other operating expenses, net	—	—	22.4	—	(26.5)	—	(4.1)

Total operating costs and expenses	15.7	—	580.5	—	305.8	(3.3)	898.7

Income (loss) from operations	(15.7)	—	126.6	—	101.1	—	212.0
Interest expense, net	—	22.4	89.2	—	4.7	—	116.3
Loss on early extinguishment of debt	—	9.7	1.5	—	—	—	11.2

Income (loss) before income taxes	(15.7)	(32.1)	35.9	—	96.4	—	84.5
Income tax expense (benefit)	(4.0)	(8.3)	19.1	—	15.2	—	22.0

Income (loss) from continuing operations	(11.7)	(23.8)	16.8	—	81.2	—	62.5
Equity in earnings of subsidiaries	74.2	98.0	81.2	98.0	—	(351.4)	—

Net income (loss)	$62.5	$74.2	$98.0	$98.0	$81.2	$(351.4)	$62.5

Total comprehensive income (loss)	$33.0	$44.7	$68.5	$68.5	$54.2	$(235.9)	$33.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$98.7	$98.7	$115.3	$115.3	$67.5	$(396.8)	$98.7
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(98.7)	(115.3)	(67.5)	(115.3)	—	396.8	—
Depreciation and amortization	—	—	21.7	—	10.9	—	32.6
Amortization of deferred financing cost and debt issuance discount	—	22.7	4.8	—	—	—	27.5
Equity in net loss from unconsolidated afiliates	—	—	3.6	—	3.2	—	6.8
Loss (gain) on remeasurement of foreign denominated transactions	—	—	2.6	—	0.4	—	3.0
Amortization of defined benefit pension and postretirement items	—	—	(0.7)	—	—	—	(0.7)
Realized loss on terminated caps/swaps	—	—	2.8	—	—	—	2.8
Net loss (gain) on refranchisings and dispositions of assets	—	—	5.7	—	(7.8)	—	(2.1)
Bad debt expense, net of recoveries	—	—	2.5	—	(0.3)	—	2.2
Share-based compensation	—	—	4.1	—	0.7	—	4.8
Deferred income taxes	0.4	16.4	(1.1)	—	6.5	—	22.2
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	(0.3)	—	1.0	—	0.7
Prepaids and other current assets	—	—	(0.9)	—	1.6	—	0.7
Accounts and drafts payable	—	—	(16.5)	—	(3.3)	—	(19.8)
Accrued advertising	—	—	1.9	—	(1.7)	—	0.2
Other accrued liabilities		—	(25.7)	—	(10.0)	—	(35.7)
Other long-term assets and liabilities	0.2	—	(14.0)	—	0.1	—	(13.7)

Net cash provided by operating activities	0.6	22.5	38.3	—	68.8	—	130.2

Cash flows from investing activities:
Payments for property and equipment	—	—	(6.3)	—	(2.3)	—	(8.6)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	45.0	—	3.6	—	48.6
Payments for acquired franchisee operations, net of cash acquired			(11.9)		—		(11.9)
Return of investment on direct financing leases	—	—	7.5	—	0.6	—	8.1
Other investing activities	—	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	—	34.3	—	1.9	—	36.2

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(23.6)	—	(1.7)	—	(25.3)
Proceeds from stock option exercises	2.5	—	—	—	—	—	2.5
Excess tax benefits from share-based compensation	—	—	3.5	—	—	—	3.5
Dividends paid on common stock	(38.6)	—	—	—	—	—	(38.6)
Intercompany financing	38.0	(22.5)	126.8	—	(142.3)	—	—

Net cash provided by (used for) financing activities	1.9	(22.5)	106.7	—	(144.0)	—	(57.9)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(1.1)	—	(1.1)
Increase (decrease) in cash and cash equivalents	2.5	—	179.3	—	(74.4)	—	107.4
Cash and cash equivalents at beginning of period	0.1	—	355.3	—	191.3	—	546.7

Cash and cash equivalents at end of period	$2.6	$—	$534.6	$—	$116.9	$—	$654.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$62.5	$74.2	$98.0	$98.0	$81.2	$(351.4)	62.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(74.2)	(98.0)	(81.2)	(98.0)	—	351.4	—
Depreciation and amortization	—	—	45.8	—	21.6	—	67.4
Loss on early extinguishment of debt	—	9.7	1.5	—	—	—	11.2
Amortization of deferred financing cost and debt issuance discount	—	22.4	7.0	—	—	—	29.4
Equity in net loss from unconsolidated afiliates	—	—	1.0	—	0.8	—	1.8
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(2.3)	—	(1.3)	—	(3.6)
Amortization of defined benefit pension and postretirement items	—	—	(0.9)	—	—	—	(0.9)
Realized loss on terminated caps/swaps	—	—	0.9	—	—	—	0.9
Net loss (gain) on refranchisings and dispositions of assets	—	—	12.6	—	(15.3)	—	(2.7)
Bad debt expense, net of recoveries	—	—	1.4	—	0.1	—	1.5
Share-based compensation	—	—	7.6	—	—	—	7.6
Deferred income taxes	—	0.1	7.9	—	—	—	8.0
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	(5.6)	—	1.4	—	(4.2)
Prepaids and other current assets	—	—	(27.6)	—	(7.5)	—	(35.1)
Accounts and drafts payable	—	—	(6.8)	—	(9.0)	—	(15.8)
Accrued advertising	—	—	(47.4)	—	2.0	—	(45.4)
Other accrued liabilities	—	(8.9)	(26.2)	—	(12.0)	—	(47.1)
Other long-term assets and liabilities	—	(0.9)	1.0	—	1.3	—	1.4

Net cash provided by (used for) operating activities	(11.7)	(1.4)	(13.3)	—	63.3	—	36.9

Cash flows from investing activities:
Payments for property and equipment	—	—	(8.8)	—	(5.0)	—	(13.8)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	25.6	—	10.9	—	36.5
Payments for acquired franchisee operations, net of cash acquired	—	—	—	—	(15.3)	—	(15.3)
Return of investment on direct financing leases	—	—	6.0	—	0.6	—	6.6

Net cash provided by (used for) investing activities	—	—	22.8	—	(8.8)	—	14.0

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(17.7)	—	(1.3)	—	(19.0)
Extinguishment of debt	—	(62.6)	(43.3)	—	—	—	(105.9)
Intercompany financing	11.5	64.0	(64.2)	—	(11.3)	—	—

Net cash provided by (used for) financing activities	11.5	1.4	(125.2)	—	(12.6)	—	(124.9)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(7.3)	—	(7.3)
Increase (decrease) in cash and cash equivalents	(0.2)	(0.0)	(115.7)	—	34.6	—	(81.3)
Cash and cash equivalents at beginning of period	0.2	—	287.1	—	171.7	—	459.0

Cash and cash equivalents at end of period	$(0.0)	$(0.0)	$171.4	$—	$206.3	$—	$377.7

Note 18. Subsequent Events

Dividend

On July 30, 2013, our Board of Directors approved a cash dividend to shareholders of $0.06 per share that will be paid on August 30, 2013 to shareholders of record at the close of business on August 15, 2013. Future dividends will be determined at the discretion of the Board of Directors.

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

Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 99% of our system-wide restaurants are franchised.

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of June 30, 2013, we owned or franchised a total of 13,126 restaurants in 89 countries and U.S. territories. Of these restaurants, 74 were Company restaurants and 13,052, or approximately 99% of all Burger King restaurants, were owned by our franchisees. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants. Revenues derived from our franchise system comprised 71% of our revenues during the six months ended June 30, 2013 compared to 33% of our revenues during the six months ended June 30, 2012, reflecting the refranchisings completed in connection with our global portfolio realignment project (as defined below).

Recent Events and Factors Affecting Comparability

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $9.8 million of general and administrative expenses consisting primarily of severance and professional fees during the three months ended June 30, 2013, $9.4 million during the three months ended June 30, 2012, $18.9 million during the six months ended June 30, 2013 and $13.1 million during the six months ended June 30, 2012.

During the six months ended June 30, 2013, we refranchised 33 restaurants in the United States and 94 restaurants in Canada and entered into a master franchise and development agreement for Canada with the franchisee. During the same period, we refranchised 98 Company restaurants in Mexico to a joint venture with an existing franchisee in exchange for cash and a minority interest in the joint venture and entered into a master franchise and development agreement for Mexico with the joint venture. We also refranchised 91 restaurants in Germany and 22 restaurants in Spain. We expect to complete our refranchising initiative by the end of 2013, at which time our global portfolio realignment project will also be completed.

Merger with Justice

Business Combination Agreement Expenses

On April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of Holdings (“Worldwide”), entered into a Business Combination Agreement and Plan of Merger with Justice Holdings Limited and its affiliates (the “Business Combination Agreement”). We did not incur any expenses during the three and six months ended June 30, 2013 related to the Business Combination Agreement. We recorded $18.1 million of general and administrative expenses associated with the Business Combination Agreement during the three months ended June 30, 2012, consisting of professional fees and other transaction costs. We recorded $25.1 million of general and administrative expenses associated with the Business Combination Agreement during the six months ended June 30, 2012, consisting of $5.9 million of one-time share-based compensation expense as a result of the increase in our equity value implied by the Business Combination Agreement and $19.2 million of professional fees and other transaction costs.

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

In addition, we evaluate our Company restaurants and assess our total business based on the following key financial measures:

•

Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM%. We review the relationship between our Company restaurant expenses and Company restaurant revenues in the context of how those relationships affect CRM and CRM%. As a result of our refranchising initiative, the impact of CRM and CRM% on our operating results has substantially diminished.

•

Adjusted EBITDA represents earnings (net income or loss) before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Profitability Measures and Non-GAAP Reconciliations.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Tabular amounts in millions of dollars unless noted otherwise.

The following tables present our results of operations and key business metrics for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2013	2012	Favorable / (Unfavorable)		2013	2012	Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$52.7	$345.9	$(293.2)	(84.8)%	$173.8	$742.1	$(568.3)	(76.6)%
Franchise and property revenues	225.6	194.9	30.7	15.8%	432.2	368.6	63.6	17.3%

Total revenues	278.3	540.8	(262.5)	(48.5)%	606.0	1,110.7	(504.7)	(45.4)%
Company restaurant expenses:
Food, paper and product costs	16.8	115.0	98.2	85.4%	55.3	245.0	189.7	77.4%
Payroll and employee benefits	16.7	100.2	83.5	83.3%	54.2	219.7	165.5	75.3%
Occupancy and other operating costs	13.1	90.5	77.4	85.5%	45.2	195.0	149.8	76.8%

Total Company restaurant expenses	46.6	305.7	259.1	84.8%	154.7	659.7	505.0	76.5%
Franchise and property expenses	36.7	28.5	(8.2)	(28.8)%	73.0	52.3	(20.7)	(39.6)%
Selling, general and administrative expenses	61.5	95.8	34.3	35.8%	128.2	190.8	62.6	32.8%
Other operating expenses (income), net	0.3	(17.1)	(17.4)	101.8%	14.5	(4.1)	(18.6)	453.7%

Total operating costs and expenses	145.1	412.9	267.8	64.9%	370.4	898.7	528.3	58.8%

Income from operations	133.2	127.9	5.3	4.1%	235.6	212.0	23.6	11.1%
Interest expense, net	50.0	57.2	7.2	12.6%	99.1	116.3	17.2	14.8%
Loss on early extinguishment of debt	—	7.7	7.7	100.0%	—	11.2	11.2	100.0%

Income before income taxes	83.2	63.0	20.2	32.1%	136.5	84.5	52.0	61.5%
Income tax expense	20.3	14.8	(5.5)	(37.2)%	37.8	22.0	(15.8)	(71.8)%

Net income	$62.9	$48.2	$14.7	30.5%	$98.7	$62.5	$36.2	57.9%

FX Impact Favorable/(Unfavorable)

Consolidated revenues	$0.6	$(17.3)			$1.2	$(23.4)
Consolidated CRM	(0.1)	(1.4)			—	(1.9)
Consolidated SG&A	(0.3)	2.6			(0.4)	3.5
Consolidated income from operations	1.1	(4.5)			1.1	(5.8)
Consolidated net income	1.1	(3.4)			1.1	(4.4)
Consolidated Adjusted EBITDA	0.6	(4.9)			0.7	(6.6)

Key Business Metrics

System-wide sales growth	2.8%	6.4%			2.0%	6.5%
Franchise sales	$4,060.9	$3,636.3			$7,731.4	$6,984.8
Comparable sales growth
Company	1.2%	5.1%			(1.1)%	5.6%
Franchise	0.6%	4.3%			(0.4)%	4.3%
System	0.6%	4.4%			(0.4)%	4.5%
Net Restaurant Growth (NRG)
Company	(3)	(3)			(6)	(8)
Franchise	128	73			135	100
System	125	70			129	92
Net refranchisings	305	464			338	469
Restaurant counts at period end
Company	74	818			74	818
Franchise	13,052	11,786			13,052	11,786
System	13,126	12,604			13,126	12,604
CRM %	11.6%	11.6%			11.0%	11.1%

Comparable Sales Growth

During the three months ended June 30, 2013, worldwide system comparable sales growth was driven by comparable sales growth in EMEA and APAC segments, partially offset by negative comparable sales growth in the U.S. and Canada and LAC segments.

During the six months ended June 30, 2013, negative worldwide system comparable sales growth was driven by negative comparable sales growth in the U.S. and Canada and LAC segments, partially offset by comparable sales growth in EMEA and APAC segments.

Company restaurants

During the three months ended June 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 740 Company restaurants during the trailing twelve-month period and unfavorable FX impact, partially offset by Company comparable sales growth in the U.S. and Canada and EMEA. During the three months ended June 30, 2013, CRM% remained unchanged.

During the six months ended June 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 740 Company restaurants during the trailing twelve-month period and negative Company comparable sales growth in the U.S. and Canada and LAC, partially offset by Company comparable sales growth in EMEA and favorable FX impact. During the six months ended June 30, 2013, CRM% remained relatively unchanged.

Franchise and Property

During the three and six months ended June 30, 2013, franchise and property revenues increased due to franchise comparable sales growth in EMEA and APAC, franchise NRG of 526 restaurants during the trailing twelve-month period, the net refranchising of 740 Company restaurants during the same period, which resulted in increased royalties and rents, and favorable FX impact. These factors were partially offset by negative franchise comparable sales growth in the U.S. and Canada and LAC and lower franchise and renewal franchise fees.

During the three and six months ended June 30, 2013, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings partially offset by favorable FX impact.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2013	2012	Favorable / (Unfavorable)		2013	2012	Favorable / (Unfavorable)

Selling expenses	$1.0	$13.4	$12.4	92.5%	$4.7	$30.1	$25.4	84.4%

Management general and administrative expenses	44.4	49.4	5.0	10.1%	93.3	110.3	17.0	15.4%
Share-based compensation and non-cash incentive compensation expense	3.2	1.2	(2.0)	(166.7)%	5.9	3.5	(2.4)	(68.6)%
Depreciation and amortization	3.1	4.3	1.2	27.9%	5.4	8.7	3.3	37.9%
Global portfolio realignment project costs	9.8	9.4	(0.4)	(4.3)%	18.9	13.1	(5.8)	(44.3)%
Business combination agreement expenses	—	18.1	18.1	100.0%	—	25.1	25.1	100.0%

Total general and administrative expenses	60.5	82.4	21.9	26.6%	123.5	160.7	37.2	23.1%

Selling, general and administrative expenses	$61.5	$95.8	$34.3	35.8%	$128.2	$190.8	$62.6	32.8%

Selling expenses consist primarily of Company restaurant advertising fund contributions. For the three and six months ended June 30, 2013, selling expenses decreased primarily as a result of the refranchisings.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices. The decrease in Management G&A in the three and six months ended June 30, 2013 was driven primarily by a decrease in salary and fringe benefits.

The decrease in our total general and administrative expenses for the three and six months ended June 30, 2013 was driven primarily by a decrease in Management G&A, the non-recurrence of Business Combination Agreement expenses and lower depreciation and amortization expenses, partially offset by an increase in global portfolio realignment project costs and share-based compensation and non-cash incentive compensation expense.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(4.3)	$(8.7)	$0.3	$1.1
Litigation settlements and reserves, net	0.4	0.1	0.5	0.5
Foreign exchange net losses (gains)	2.3	(7.4)	5.6	(6.8)
Equity in net loss from unconsolidated affiliates	1.6	0.6	6.8	1.8
Other, net	0.3	(1.7)	1.3	(0.7)

Other operating expenses (income), net	$0.3	$(17.1)	$14.5	$(4.1)

The increase in equity in net loss from unconsolidated affiliates for the three and six months ended June 30, 2013 mainly pertains to losses recognized on our equity investments acquired during the second quarter of 2012. These equity losses were driven primarily by integration costs, litigation settlement costs and start up costs incurred by our unconsolidated affiliates.

Interest expense, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense, net	$50.0	$57.2	$99.1	$116.3
Weighted average interest rate on long-term debt	6.6%	7.3%	6.6%	7.7%

During the three and six months ended June 30, 2013 interest expense, net decreased compared to the three and six months ended June 30, 2012 due to a lower weighted average interest rate as a result of the 2012 refinancing and reduced borrowings resulting from principal payments and prepayments of our term loans prior to the 2012 refinancing and repurchases of our Senior Notes and Discount Notes during 2012.

Loss on early extinguishment of debt

We recorded a $7.7 million loss on early extinguishment of debt for the three months ended June 30, 2012 related to repurchases of our Senior Notes and Discount Notes. We recorded an $11.2 million loss on early extinguishment of debt during the six months ended June 30, 2012 in connection with prepayments of term loans and repurchases of our Senior Notes and Discount Notes.

Income tax expense

Our effective tax rate was 24.4% for the three months ended June 30, 2013, primarily as a result of the current mix of income from multiple tax jurisdictions and a favorable impact from the sale of foreign subsidiaries. Our effective tax rate was 23.5% for the three months ended June 30, 2012, as a result of the mix of income during the period from multiple tax jurisdictions and the impact of non-taxable gains on refranchisings.

Our effective tax rate was 27.7% for the six months ended June 30, 2013, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project, partially offset by a favorable impact from the sale of foreign subsidiaries. Our effective tax rate was 26.0% for the six months ended June 30, 2012, as a result of the mix of income during the period from multiple tax jurisdictions and the impact of non-taxable gains on refranchisings.

Profitability Measures and Non-GAAP Reconciliations

The tables below contain information regarding EBITDA and adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, including global portfolio realignment project costs and Business Combination Agreement expenses. Share-based compensation and non-cash incentive compensation expense for the 2012 periods have been adjusted to be comparable to the 2013 presentation to reflect the portion of annual non-cash incentive compensation that eligible employees elected to receive as common equity in lieu of their 2012 cash bonus. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance		Results		Variance
	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2013	2012	Favorable / (Unfavorable)		2013	2012	Favorable / (Unfavorable)

Segment income:
U.S. and Canada	$111.5	$129.4	$(17.9)	(13.8)%	$212.7	$243.2	$(30.5)	(12.5)%
EMEA	45.0	42.8	2.2	5.1%	87.3	75.6	11.7	15.5%
LAC	15.5	17.1	(1.6)	(9.4)%	30.6	33.0	(2.4)	(7.3)%
APAC	11.4	11.0	0.4	3.6%	21.8	18.8	3.0	16.0%
Unallocated Management G&A	(20.9)	(27.4)	6.5	23.7%	(44.9)	(53.6)	8.7	16.2%

Adjusted EBITDA	162.5	172.9	(10.4)	(6.0)%	307.5	317.0	(9.5)	(3.0)%
Share-based compensation and non-cash incentive compensation expense	3.2	1.2	(2.0)	(166.7)%	5.9	3.5	(2.4)	(68.6)%
Global portfolio realignment project costs	9.8	9.4	(0.4)	(4.3)%	18.9	13.1	(5.8)	(44.3)%
Business combination agreement expenses	—	18.1	18.1	100.0%	—	25.1	25.1	100.0%
Other operating expenses (income), net	0.3	(17.1)	(17.4)	101.8%	14.5	(4.1)	(18.6)	453.7%

EBITDA	149.2	161.3	(12.1)	(7.5)%	268.2	279.4	(11.2)	(4.0)%
Depreciation and amortization	16.0	33.4	17.4	52.1%	32.6	67.4	34.8	51.6%

Income from operations	133.2	127.9	5.3	4.1%	235.6	212.0	23.6	11.1%
Interest expense, net	50.0	57.2	7.2	12.6%	99.1	116.3	17.2	14.8%
Loss on early extinguishment of debt	—	7.7	7.7	100.0%	—	11.2	11.2	100.0%
Income tax expense	20.3	14.8	(5.5)	(37.2)%	37.8	22.0	(15.8)	(71.8)%

Net income	$62.9	$48.2	$14.7	30.5%	$98.7	$62.5	$36.2	57.9%

Consolidated adjusted EBITDA in the three and six months ended June 30, 2013 reflects decreases in segment income in our U.S. and Canada and LAC segments, partially offset by increases in segment income in our EMEA and APAC segments and reductions in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The decrease in EBITDA for the three and six months ended June 30, 2013 was driven by the decrease in consolidated adjusted EBITDA and increases in other operating expenses (income), net, global portfolio realignment project costs and share-based compensation and non-cash incentive compensation expense, partially offset by the non-recurrence of Business Combination Agreement expenses. The increase in income from operations in the three and six months ended June 30, 2013 was driven by reductions in depreciation and amortization expense as a result of the global portfolio realignment project.

Our net income increased in the three and six months ended June 30, 2013 primarily as a result of an increase in income from operations, a decrease in interest expense, net and the non-recurrence of loss on early extinguishment of debt, partially offset by an increase in income tax expense.

U.S. and Canada

	Three Months Ended		Variance	Six Months Ended		Variance
	June 30,		Favorable/	June 30,		Favorable/
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)

Company:
Company restaurant revenues	$26.2	$242.4	$(216.2)	$73.7	$528.7	$(455.0)
CRM	2.4	29.3	(26.9)	6.5	63.1	(56.6)
CRM %	9.2%	12.1%	(2.9)%	8.8%	11.9%	(3.1)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.3%	33.7%	0.4%	33.1%	33.3%	0.2%
Payroll and benefits	30.4%	29.9%	(0.5)%	30.6%	30.6%	0.0%
Depreciation and amortization	5.4%	5.5%	0.1%	5.1%	5.6%	0.5%
Other occupancy and operating	21.7%	18.8%	(2.9)%	22.4%	18.6%	(3.8)%

Franchise:
Franchise and property revenues	$137.9	$115.3	$22.6	$263.8	$215.6	$48.2
Franchise and property expenses	29.0	21.7	(7.3)	56.8	38.2	(18.6)
Segment SG&A	9.9	14.8	4.9	21.1	40.0	18.9
Segment depreciation and amortization	10.1	21.3	11.2	20.3	42.7	22.4
Segment income	111.5	129.4	(17.9)	212.7	243.2	(30.5)
Segment margin	67.9%	36.2%	31.7%	63.0%	32.7%	30.3%

FX Impact Favorable/(Unfavorable)

Segment revenues	$(0.3)	$(1.6)		$(0.5)	$(2.1)
Segment CRM	(0.1)	(0.2)		(0.1)	(0.2)
Segment income	(0.1)	(0.1)		(0.1)	(0.2)

Key Business Metrics

System-wide sales growth	(0.1)%	3.9%		(1.4)%	3.8%
Franchise sales	$2,264.8	$2,052.3		$4,290.8	$3,899.7
Comparable sales growth
Company	1.1%	4.5%		(2.6)%	5.3%
Franchise	(0.5)%	4.4%		(1.7)%	4.2%
System	(0.5)%	4.4%		(1.7)%	4.3%
NRG
Company	(3)	(2)		(4)	(3)
Franchise	(28)	(17)		(55)	(28)
System	(31)	(19)		(59)	(31)
Net Refranchisings	94	386		127	390
Restaurant counts at period end
Company	52	546		52	546
Franchise	7,365	6,923		7,365	6,923
System	7,417	7,469		7,417	7,469

Results of Operations for U.S. and Canada

Comparable Sales Growth

During the three and six months ended June 30, 2013, negative system comparable sales growth in the U.S. and Canada was primarily due to the comparison against a strong 2012 when we launched the largest expansion of menu items in the brand’s history in April 2012, a challenging macroeconomic environment and heightened competitive activity.

Company restaurants

During the three months ended June 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 489 Company restaurants during the trailing twelve-month period and unfavorable FX impact, partially offset by the effects of Company comparable sales growth.

During the six months ended June 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 489 Company restaurants during the trailing twelve-month period, the effects of negative Company comparable sales growth and unfavorable FX impact.

During the three and six months ended June 30, 2013, the decrease in U.S. and Canada CRM % reflects the impact of the net refranchising of 489 Company restaurants during the trailing twelve-month period. The CRM % for the restaurants remaining in our U.S. and Canada portfolio following the refranchisings was relatively flat during the three and six months ended June 30, 2013 compared to the same periods in the prior year.

Franchise and Property

During the three and six months ended June 30, 2013, franchise and property revenues increased primarily due to the net refranchising of 489 Company restaurants during the trailing twelve-month period, which resulted in increased royalties and rents, partially offset by the effects of negative franchise comparable sales growth and negative franchise NRG. FX impact was not significant.

During the three and six months ended June 30, 2013, franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of refranchisings and an increase in bad debt expense of approximately $0.1 million during the three months ended June 30, 2013 and $1.0 million during the six months ended June 30, 2013, partially offset by a decrease in contingent rent expense due to negative franchise comparable sales growth. FX impact was not significant.

Segment income and segment margin

During the three and six months ended June 30, 2013, segment income decreased due to a decrease in CRM, partially offset by increases in net franchise and property income and a decrease in segment selling, general and administrative expenses (“SG&A”).

Segment margin increased during the three and six months ended June 30, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings, partially offset by a decrease in CRM%.

EMEA

	Three Months Ended		Variance	Six Months Ended		Variance
	June 30,		Favorable/	June 30,		Favorable/
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)

Company:
Company restaurant revenues	$25.8	$67.6	$(41.8)	$84.9	$145.2	$(60.3)
CRM	3.7	7.3	(3.6)	10.7	13.7	(3.0)
CRM %	14.3%	10.8%	3.5%	12.6%	9.4%	3.2%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	30.4%	30.3%	(0.1)%	29.9%	30.5%	0.6%
Payroll and benefits	33.3%	32.7%	(0.6)%	34.3%	32.4%	(1.9)%
Depreciation and amortization	1.1%	3.6%	2.5%	1.5%	3.6%	2.1%
Other occupancy and operating	20.9%	22.6%	1.7%	21.7%	24.1%	2.4%

Franchise:
Franchise and property revenues	$57.1	$51.6	$5.5	$109.5	$97.3	$12.2
Franchise and property expenses	7.0	6.6	(0.4)	14.7	12.7	(2.0)
Segment SG&A	11.3	14.5	3.2	24.0	32.9	8.9
Segment depreciation and amortization	2.5	5.0	2.5	5.8	10.2	4.4
Segment income	45.0	42.8	2.2	87.3	75.6	11.7
Segment margin	54.3%	35.9%	18.4%	44.9%	31.2%	13.7%

FX Impact Favorable/(Unfavorable)

Segment revenues	$0.8	$(13.2)		$1.3	$(18.0)
Segment CRM	—	(0.7)		—	(1.0)
Segment income	0.7	(4.6)		0.8	(6.0)

Key Business Metrics

System-wide sales growth	7.1%	12.7%		7.2%	11.7%
Franchise sales	$1,068.6	$935.1		$2,019.9	$1,794.6
Comparable sales growth
Company	1.4%	6.2%		1.5%	6.9%
Franchise	2.9%	3.1%		1.9%	4.6%
System	2.9%	3.3%		1.9%	4.8%
NRG
Company	—	—		—	(1)
Franchise	71	45		89	80
System	71	45		89	79
Net Refranchisings	113	56		113	57
Restaurant counts at period end
Company	19	134		19	134
Franchise	3,191	2,827		3,191	2,827
System	3,210	2,961		3,210	2,961

Results of Operations for EMEA

Comparable Sales Growth

During the three and six months ended June 30, 2013, system comparable sales growth in EMEA was driven by comparable sales growth in Germany, the United Kingdom, Russia, Spain and Turkey.

Company restaurants

During the three and six months ended June 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 115 Company restaurants during the trailing twelve-month period, partially offset by the effects of Company comparable sales growth. FX impact was insignificant during the three months ended June 30, 2013 and favorable during the six months ended June 30, 2013.

During the three and six months ended June 30, 2013, CRM% increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs, the refranchising of 115 Company restaurants with lower than average CRM% during the trailing twelve-month period and lower depreciation expense. These factors were partially offset by wage rate increases in Germany.

Franchise and Property

During the three months ended June 30, 2013, franchise and property revenues increased due to franchise comparable sales growth, franchise NRG of 249 restaurants during the trailing twelve-month period, the net refranchising of 115 Company restaurants during the same period, which resulted in increased royalties and rents, higher franchise fees due to an increase in the number of restaurant openings and favorable FX impact, partially offset by lower renewal franchise fees.

During the six months ended June 30, 2013, franchise and property revenues increased due to franchise comparable sales growth, franchise NRG of 249 restaurants during the trailing twelve-month period, the net refranchising of 115 Company restaurants during the same period, which resulted in increased royalties and rents, an increase in renewal franchise fees and favorable FX impact, partially offset by lower franchise fees.

During the three months ended June 30, 2013, franchise and property expenses increased due to rent expense associated with additional properties leased or subleased to franchisees as a result of refranchisings during the trailing twelve-month period and an increase in bad debt expense, partially offset by favorable FX impact.

During the six months ended June 30, 2013, franchise and property expenses increased due to rent expense associated with additional properties leased or subleased to franchisees as a result of refranchisings during the trailing twelve-month period, partially offset by a decrease in bad debt expense and favorable FX impact.

Segment income and segment margin

During the three and six months ended June 30, 2013, segment income increased primarily due to an increase in net franchise and property income and a decrease in segment SG&A, partially offset by a decrease in CRM.

Segment margin increased during the three and six months ended June 30, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings, and an increase in CRM%.

LAC

	Three Months Ended		Variance	Six Months Ended		Variance
	June 30,		Favorable/	June 30,		Favorable/
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)

Company:
Company restaurant revenues	$—	$16.1	NM	$13.9	$30.8	$(16.9)
CRM	—	2.8	NM	2.0	5.0	(3.0)
CRM %	—	17.4%	NM	14.4%	16.2%	(1.8)%

Franchise:
Franchise and property revenues	$17.5	$16.2	$1.3	$33.2	$32.0	$1.2
Franchise and property expenses	0.1	(0.2)	(0.3)	0.4	—	(0.4)
Segment SG&A	2.0	3.7	1.7	4.8	7.2	2.4
Segment depreciation and amortization	0.1	1.6	1.5	0.6	3.2	2.6
Segment income	15.5	17.1	(1.6)	30.6	33.0	(2.4)
Segment margin	88.6%	52.9%	35.7%	65.0%	52.5%	12.5%

NM - not meaningful

FX Impact Favorable/(Unfavorable)

Segment revenues	$0.1	$(2.3)		$0.4	$(3.4)
Segment CRM	—	(0.4)		0.1	(0.6)
Segment income	—	(0.3)		—	(0.4)

Key Business Metrics

System-wide sales growth	5.3%	9.4%		3.3%	12.2%
Franchise sales	$357.6	$323.7		$679.1	$639.5
Comparable sales growth
Company	—	5.8%		(8.7)%	4.5%
Franchise	(2.2)%	10.8%		(1.6)%	10.5%
System	(2.2)%	10.5%		(1.8)%	10.2%
NRG
Company	—	—		(2)	—
Franchise	26	27		36	33
System	26	27		34	33
Net Refranchisings	98	—		98	—
Restaurant counts at period end
Company	—	97		—	97
Franchise	1,424	1,158		1,424	1,158
System	1,424	1,255		1,424	1,255

Results of Operations for LAC

Comparable Sales Growth

During the three and six months ended June 30, 2013, negative system comparable sales growth in LAC was driven by negative comparable sales growth in Mexico and Puerto Rico, partially offset by system comparable sales growth in the rest of the segment. Comparable sales growth in Brazil was relatively flat during the three and six months ended June 30, 2013.

Company restaurants

During the three months ended June 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of all 98 Company restaurants in LAC on April 1, 2013.

During the six months ended June 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 98 Company restaurants on April 1, 2013 and negative Company comparable sales growth, partially offset by favorable FX impact.

During the six months ended June 30, 2013, CRM% decreased primarily as a result of the deleveraging effect of negative Company comparable sales on our fixed occupancy and other operating costs, higher labor costs associated with wage rate increases, higher labor costs related to food delivery and kiosks and higher rent expense on certain lease renewals. These factors were partially offset by decreased food, paper and product costs associated with price reductions in certain commodities and lower depreciation expense as a result of classifying assets as held for sale related to refranchisings.

Franchise and Property

During the three months ended June 30, 2013, franchise and property revenues increased due to franchise NRG of 168 restaurants during the trailing twelve-month period and the net refranchising of 98 Company restaurants during the same period which resulted in increased royalties and rents, partially offset by negative franchise comparable sales and lower franchise fees. FX impact was not significant.

During the six months ended June 30, 2013, franchise and property revenues increased due to franchise NRG of 168 restaurants during the trailing twelve-month period and the net refranchising of 98 Company restaurants during the same period which resulted in increased royalties and rents, partially offset by negative franchise comparable sales and lower franchise fees and renewal franchise fees. FX impact was not significant.

Segment income and segment margin

During the three and six months ended June 30, 2013, segment income decreased due to a decrease in CRM, partially offset by an increase in net franchise and property income and a decrease in segment SG&A.

Segment margin increased during the three and six months ended June 30, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings, partially offset by a decrease in CRM%.

APAC

	Three Months Ended		Variance	Six Months Ended		Variance
	June 30,		Favorable/	June 30,		Favorable/
	2013	2012	(Unfavorable)	2013	2012	(Unfavorable)

Franchise:
Franchise and property revenues	$13.1	$11.8	$1.3	$25.7	$23.7	$2.0
Franchise and property expenses	0.6	0.4	(0.2)	1.1	1.4	0.3
Segment SG&A	1.7	3.1	1.4	3.9	8.1	4.2
Segment depreciation and amortization	0.6	1.9	1.3	1.2	4.0	2.8
Segment income	11.4	11.0	0.4	21.8	18.8	3.0
Segment margin	82.6%	34.8%	47.8%	80.7%	30.8%	49.9%

FX Impact Favorable/(Unfavorable)

Segment revenues	$—	$(0.2)		$—	$0.1
Segment income	—	—		—	—

Key Business Metrics

System-wide sales growth	7.4%	2.1%		7.9%	3.7%
Franchise sales	$369.9	$325.2		$741.6	$651.0
System comparable sales growth	3.9%	2.1%		3.3%	(0.4)%
System NRG	59	17		65	11
Net Refranchisings	—	22		—	22
Restaurant counts at period end
Company	3	41		3	41
Franchise	1,072	878		1,072	878
System	1,075	919		1,075	919

Results of Operations for APAC

Comparable Sales

During the three and six months ended June 30, 2013, system comparable sales growth in APAC was driven by comparable sales growth in Australia and Korea, partially offset by negative comparable sales growth in China, New Zealand and Japan.

Franchise and Property

During the three and six months ended June 30, 2013, franchise and property revenues increased due to franchise comparable sales growth, franchise NRG of 156 restaurants during the trailing twelve-month period and the net refranchising of 38 Company restaurants during the same period which resulted in increased royalties. FX impact was not significant.

During the three months ended June 30, 2013, franchise and property expenses increased due to an increase in bad debt expense as a result of higher recoveries in the prior year. FX impact was not significant.

During the six months ended June 30, 2013, franchise and property expenses decreased due to a decrease in bad debt expense. FX impact was not significant.

Segment income and segment margin

During the three and six months ended June 30, 2013, segment income increased primarily due to an increase in net franchise and property income and a decrease in segment SG&A.

During the three and six months ended June 30, 2013, segment margin increased primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings.

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

At June 30, 2013, we had cash and cash equivalents of $654.1 million and working capital of $599.9 million. In addition, at June 30, 2013, we had borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

As of June 30, 2013, we had $1,010.7 million in Tranche A Term Loans outstanding and $692.3 million of Tranche B Term Loans outstanding (the “2012 Term Loan Facility”) under our credit agreement dated September 28, 2012 (the “2012 Credit Agreement”). The 2012 Term Loan Facility, together with the revolving credit facility available under the 2012 Credit Agreement (the “2012 Revolving Credit Facility”) are collectively referred to as the “2012 Credit Facilities”. As of June 30, 2013, the interest rate was

2.5625% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. As of June 30, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rates as of June 30, 2013, required debt service for the next twelve months is estimated to be approximately $52.0 million in interest payments and $52.1 million in principal payments.

As of June 30, 2013 we had outstanding $794.5 million of 9.875% senior notes due 2018 (the “Senior Notes”). In addition, as of June 30, 2013, we had outstanding $429.4 million of 11.0% senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC and Burger King Capital Finance, Inc., our wholly-owned indirect subsidiaries.

As of June 30, 2013, we were in compliance with all covenants of the 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes, and there were no limitations on our ability to draw on the availability under our 2012 Revolving Credit Facility.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $130.2 million for the six months ended June 30, 2013, compared to $36.9 million for the six months ended June 30, 2012, primarily as a result of changes in working capital driven by the timing of advertising expenditures and lower interest and income tax payments during 2013.

Investing Activities

Cash provided by investing activities was $36.2 million for the six months ended June 30, 2013, compared to $14.0 million for the six months ended June 30, 2012, primarily as a result of an increase in proceeds from refranchisings, net, a decrease in capital expenditures and a decrease in payments for acquired franchisee operations.

Capital expenditures have historically been comprised primarily of (i) costs to build new Company restaurants and new restaurants that we lease to franchisees, (ii) costs to maintain the appearance of existing restaurants in accordance with our standards, including investments in new equipment and remodeling costs and (iii) investments in information technology systems and corporate furniture and fixtures. The following table presents capital expenditures, by type of expenditure:

	Six Months Ended June 30,
	2013	2012
New restaurants	$—	$—
Existing restaurants	4.6	8.5
Other, including corporate	4.0	5.3

Total	$8.6	$13.8

We expect cash capital expenditures of approximately $30.0 million to $40.0 million in 2013. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand and cash flow from operations.

Financing Activities

Cash used for financing activities was $57.9 million for the six months ended June 30, 2013, compared to $124.9 million during the same period in the prior year, primarily as a result of cash used for the prepayment of term loans and repurchase of Senior Notes and Discount Notes during the six months ended June 30, 2012 and dividend payments during the six months ended June 30, 2013.

Dividends

On February 14, 2013, our board declared a cash dividend of $0.05 per share, which was paid on March 15, 2013 to shareholders of record on February 28, 2013. On April 10, 2013, our board declared a cash dividend of $0.06 per share, which was paid on May 15, 2013 to shareholders of record on May 1, 2013. On July 30, 2013, our board declared a cash dividend of $0.06 per share, to be paid on August 30, 2013 to shareholders of record on August 15, 2013. Future dividends will be determined at the discretion of the Board of Directors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of June 30, 2013, we estimate it will take approximately 13 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in certain countries in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of June 30, 2013, the deferred income associated with this contract totaled $2.7 million.

In the event of early termination of any of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of June 30, 2013, there were $97.3 million of loans outstanding to franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $227.4 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $31.8 million, assuming full utilization of all borrowing capacity. As of June 30, 2013, the liability we recorded to reflect the fair value of these guarantee obligations was $3.7 million. No significant payments have been made by us in connection with these guarantees through June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the six months ended June 30, 2013 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K filed with the SEC on February 22, 2013 for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectation that the mix of Company restaurant and franchise revenue will shift towards franchise revenue as we continue to implement our global portfolio realignment project; our expectations and belief regarding the costs and benefits of implementing our global portfolio realignment project; our expectations and belief regarding our ability to accelerate international development through joint venture structures and master franchise and development agreements; our expectations and belief regarding our ability to complete our global portfolio realignment project; our expectations and belief regarding our ability to repurchase shares and return cash to shareholders; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps and forward-starting interest rate swaps and to hedge our net investment in a Swiss subsidiary through the purchase of cross-currency swaps; our expectations with respect to amounts we expect to be reclassified into earnings within the next twelve months; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

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

•

Risks related to the ability of counterparties to our 2012 Credit Facilities, interest rate caps, cross-currency swaps, forward-starting interest rate swaps, foreign currency forward contracts, and any similar instrument to fulfill their commitments and/or obligations;

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

Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2013, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the share limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. No shares were repurchased during the second quarter of 2013.

Item 5.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On April 11, 2013, BKC entered into an amendment (the “Second Amendment”) to the Employment Agreement dated October 20, 2010 (the “Employment Agreement”) between BKC and Steven M. Wiborg, the former President, North America. Pursuant to the Second Amendment, Mr. Wiborg was elevated to the position of Chairman, North America, with responsibility for directing the management and policies of BKC with respect to its long-term strategic plan for North America, franchising and franchisee relations. In addition, Mr. Wiborg was granted a one-time right to resign for Good Reason (as defined in the Employment Agreement) solely as a result of the foregoing changes to his position and responsibilities between October 20, 2013 and December 31, 2013. Mr. Wiborg may only terminate for Good Reason prior to October 20, 2013 upon a decrease in his base salary or material decrease in his incentive compensation opportunity.

If BKC terminates Mr. Wiborg’s employment Without Cause (as defined in the Employment Agreement) on or before December 31, 2013, or if Mr. Wiborg resigns for Good Reason pursuant to the Second Amendment, then he will be eligible to receive a pro-rated bonus based on the extent to which Mr. Wiborg and BKC actually achieve the performance goals established for 2013. Finally, if BKC terminates Mr. Wiborg’s employment Without Cause or if Mr. Wiborg resigns for Good Reason pursuant to the Second Amendment (in either case, a “Termination”), the options to purchase shares of the Company’s common stock previously granted to Mr. Wiborg (the “Options”) will be partially accelerated as follows, subject to his execution and delivery of a separation agreement and release in a form approved by BKC: (a) if the Termination occurs before October 19, 2013, then an additional fifteen percent (15%) of the Options granted on March 1, 2013 and February 21, 2012 and an additional thirty-five percent (35%) of the Options granted on February 3, 2011 will become vested; (b) if the Termination occurs at any time from October 19, 2013 through December 30, 2013, then an additional fifteen percent (15%) of the Options granted on March 1, 2013, February 21, 2012 and February 3, 2011 will become vested and (c) if the Termination occurs at any time from December 31, 2013 through October 18, 2014, then an additional fifteen percent (15%) of the Options granted on February 3, 2011 will become vested.

On February 14, 2013, our board of directors approved the adoption of the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”), which increased the shares available for issuance under the Plan from 8,500,000 to 14,500,000. On May 15, 2013, the Plan was approved by our stockholders at our 2013 annual meeting of stockholders. A summary of the Plan is included in the Company’s definitive proxy statement filed with the SEC on April 2, 2013, and a copy of the Plan has been filed as Exhibit 99.1 to the Company’s Form S-8 which was filed with the SEC on June 21, 2013, each of which is incorporated by reference herein.

Item 6. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.29	Form of Option Award Agreement issued under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan

10.30	Form of Board Member Option Award Agreement issued under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan

10.31	Second Amendment dated April 11, 2013 to Employment Agreement dated October 20, 2010 by and between Burger King Corporation and Steven M. Wiborg

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING WORLDWIDE, INC.
(Registrant)

Date: July 31, 2013	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.29	Form of Option Award Agreement issued under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan

10.30	Form of Board Member Option Award Agreement issued under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan

10.31	Second Amendment dated April 11, 2013 to Employment Agreement dated October 20, 2010 by and between Burger King Corporation and Steven M. Wiborg

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document