Form 10-Q
period 2013-09-30
Burger King Worldwide, Inc.
filed 2013-10-28
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35511

BURGER KING WORLDWIDE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-5011014
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 30, 2013, there were 351,245,099 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	As of
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$764.3	$546.7
Trade and notes receivable, net	164.6	179.0
Prepaids and other current assets, net	99.6	91.3
Deferred income taxes, net	38.0	73.5

Total current assets	1,066.5	890.5

Property and equipment, net of accumulated depreciation of $173.6 million and $200.8 million, respectively	804.6	885.2
Intangible assets, net	2,799.3	2,811.2
Goodwill	626.5	619.2
Net investment in property leased to franchisees	167.4	180.4
Other assets, net	306.9	177.5

Total assets	$5,771.2	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$25.8	$68.7
Accrued advertising	101.2	66.5
Other accrued liabilities	182.0	206.8
Current portion of long term debt and capital leases	75.0	55.8

Total current liabilities	384.0	397.8

Term debt, net of current portion	2,890.8	2,905.1
Capital leases, net of current portion	78.5	88.4
Other liabilities, net	354.8	382.4
Deferred income taxes, net	664.5	615.3

Total liabilities	4,372.6	4,389.0

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 351,245,099 shares issued and outstanding at September 30, 2013; 350,238,771 shares issued and outstanding at December 31, 2012;	3.5	3.5
Additional paid-in capital	1,223.0	1,205.7
Retained earnings	183.3	76.1
Accumulated other comprehensive loss	(11.2)	(110.3)

Total stockholders’ equity	1,398.6	1,175.0

Total liabilities and stockholders’ equity	$5,771.2	$5,564.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Company restaurant revenues	$27.0	$244.6	$200.8	$986.7
Franchise and property revenues	248.1	211.1	680.3	579.7

Total revenues	275.1	455.7	881.1	1,566.4

Company restaurant expenses:
Food, paper and product costs	8.5	79.7	63.8	324.7
Payroll and employee benefits	7.4	71.9	61.6	291.6
Occupancy and other operating costs	7.0	64.7	52.2	259.7

Total Company restaurant expenses	22.9	216.3	177.6	876.0
Franchise and property expenses	40.5	37.7	113.5	90.0
Selling, general and administrative expenses	59.6	77.6	187.8	268.4
Other operating expenses (income), net	6.6	30.3	21.1	26.2

Total operating costs and expenses	129.6	361.9	500.0	1,260.6

Income from operations	145.5	93.8	381.1	305.8
Interest expense, net	50.2	57.3	149.3	173.6
Loss on early extinguishment of debt	—	23.0	—	34.2

Income before income taxes	95.3	13.5	231.8	98.0
Income tax expense	27.1	6.9	64.9	28.9

Net income	$68.2	$6.6	$166.9	$69.1

Earnings per share:
Basic	$0.19	$0.02	$0.48	$0.20
Diluted	$0.19	$0.02	$0.47	$0.20
Weighted average shares outstanding
Basic	351.2	350.0	350.9	349.4
Diluted	358.1	355.0	357.7	353.3
Dividends per common share	$0.06	$—	$0.17	$—

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$68.2	$6.6	$166.9	$69.1

Foreign currency translation adjustment	44.6	21.6	31.6	(5.4)
Reclassification of foreign currency translation adjustment into net income	—	—	(3.0)	—
Net change in fair value of net investment hedges (net of tax of $6.5, $2.7, $3.6 and $0.0)	(10.1)	(0.1)	(5.6)	(0.1)
Net change in fair value of interest rate caps/swaps (net of tax of $1.4, $7.3, $47.9 and $11.5)	(2.2)	(9.0)	74.2	(18.0)
Amounts reclassified to earnings of cash flow hedges (net of tax of $0.7, $3.7, $1.7 and $4.1)	1.0	5.5	2.6	6.4
Pension and post-retirement benefit plans (net of tax of $0.4, $0.3, $0.7 and $3.9)	(0.4)	(0.3)	(0.1)	6.2
Amortization of prior service costs (net of tax of $0.3, $0.5, $0.9 and $0.7)	(0.4)	(0.3)	(1.1)	(1.2)
Amortization of actuarial losses (net of tax of $0.1, $0.0, $0.4 and $0.0)	0.2	—	0.5	—

Other comprehensive income (loss), net of tax	32.7	17.4	99.1	(12.1)

Total comprehensive income	$100.9	$24.0	$266.0	$57.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$166.9	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.4	96.0
Loss on early extinguishment of debt	—	34.2
Amortization of deferred financing costs and debt issuance discount	41.7	43.6
Equity in net loss from unconsolidated affiliates	9.7	1.4
Loss (gain) on remeasurement of foreign denominated transactions	1.0	(5.4)
Amortization of defined benefit pension and postretirement items	(1.6)	(1.8)
Realized loss on terminated caps/swaps	4.3	10.7
Net (gains) losses on refranchisings and dispositions of assets	(2.5)	10.4
Bad debt expense, net of recoveries	2.2	2.9
Share-based compensation	7.1	9.3
Deferred income taxes	33.3	8.0
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	6.3	(4.1)
Prepaids and other current assets	(0.2)	(8.9)
Accounts and drafts payable	(35.7)	(34.7)
Accrued advertising	9.7	(31.0)
Other accrued liabilities	(4.9)	(47.7)
Other long-term assets and liabilities	(18.0)	(7.4)

Net cash provided by operating activities	267.7	144.6

Cash flows from investing activities:
Payments for property and equipment	(10.8)	(37.7)
Proceeds from refranchisings, disposition of assets and restaurant closures	48.7	70.0
Payments for acquired franchisee operations, net of cash acquired	(11.9)	(15.3)
Return of investment on direct financing leases	11.9	10.4
Other investing activities	0.2	—

Net cash provided by investing activities	38.1	27.4

Cash flows from financing activities:
Proceeds from term debt	—	1,733.5
Repayments of term debt and capital leases	(38.1)	(1,754.7)
Extinguishment of debt	—	(112.8)
Payment of financing costs	—	(16.0)
Proceeds from stock option exercises	2.7	1.3
Excess tax benefits from share-based compensation	4.2	—
Dividends paid on common stock	(59.7)	—

Net cash used for financing activities	(90.9)	(148.7)

Effect of exchange rates on cash and cash equivalents	2.7	0.5
Increase in cash and cash equivalents	217.6	23.8
Cash and cash equivalents at beginning of period	546.7	459.0

Cash and cash equivalents at end of period	$764.3	$482.8

Supplemental cash flow disclosures:
Interest paid	$85.2	$114.3
Income taxes paid	$24.7	$31.8
Non-cash investing and financing activities:
Investment in unconsolidated affiliates	$17.8	$98.6
Acquisition of property with capital lease obligations	$1.0	$36.1

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

Note 2. New Accounting Pronouncements

During the nine months ended September 30, 2013, we adopted a Financial Accounting Standards Board (“FASB”) accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required by GAAP to be reclassified to net income in their entirety in the same reporting period. The disclosures required by this accounting standards update are included in this report.

During the nine months ended September 30, 2013, we adopted an accounting standards update that amends accounting guidance for the release of the cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of this accounting standard update did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 3. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	September 30,	December 31,
	2013	2012
Prepaid expenses	$51.6	$23.3
Refundable and prepaid income taxes	28.0	28.5
Inventories	1.7	6.7
Deferred financing costs - current portion	9.0	8.9
Assets held for sale (1)	9.3	23.9

Total Prepaids and other current assets	$99.6	$91.3

(1)	Assets held for sale primarily consists of machinery and equipment and goodwill.

Note 4. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$488.5	$(60.6)	$427.9	$485.6	$(46.2)	$439.4
Favorable leases	170.9	(47.3)	123.6	183.1	(40.2)	142.9

Subtotal	659.4	(107.9)	551.5	668.7	(86.4)	582.3

Indefinite lived intangible assets - Brand	$2,247.8	$—	$2,247.8	$2,228.9	$—	$2,228.9

Intangible assets, net			$2,799.3			$2,811.2

Goodwill	$626.5			$619.2

We recorded amortization expense on intangible assets of $9.0 million for the three months ended September 30, 2013 and $9.5 million for the same period in the prior year. We recorded amortization expense on intangible assets of $27.4 million for the nine months ended September 30, 2013 and $28.6 million for the same period in the prior year.

Note 5. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities and other liabilities consist of the following:

	As of
	September 30,	December 31,
	2013	2012
Current:
Accrued payroll and employee-related costs	$26.8	$44.9
Restructuring and other provisions	10.5	14.6
Withholding taxes	3.2	4.1
Interest payable	36.5	16.9
Casualty insurance	5.9	7.3
Gift card liabilities	11.0	18.2
Income tax payable	0.2	2.8
Deferred income	23.1	18.1
Lease liability	7.1	8.0
Other	57.7	71.9

Other accrued liabilities	$182.0	$206.8

Non-current:
Accrued pension	$71.3	$77.7
Unfavorable leases	130.4	169.1
Casualty insurance reserves	15.1	18.6
Retiree health benefits	8.0	8.0
Deferred compensation	5.4	7.8
Income tax payable	30.4	26.3
Derivatives liability	19.7	11.0
Lease liability	44.0	32.2
Other	30.5	31.7

Other liabilities, net	$354.8	$382.4

Note 6. Long-Term Debt

Long-term debt consists of the following:

				Interest rates (a)
		As of		Three Months Ended		Nine Months Ended
	Maturity	September 30,	December 31,	September 30,		September 30,
	dates	2013	2012	2013	2012	2013	2012
Tranche A Term Loans	2017	$1,004.3	$1,023.6	3.3%	N/A	3.3%	N/A
Tranche B Term Loans (b)	2019	690.8	695.1	4.7%	N/A	4.7%	N/A
9 7/8 % Senior Notes	2018	794.5	794.5	10.1%	10.1%	10.1%	10.1%
11.0% Discount Notes (c)	2019	441.1	407.1	11.5%	11.5%	11.5%	11.5%
Deferred Premiums on interest rate caps	2016	23.7	29.0	2.5%	2.5%	2.5%	2.5%
Other	N/A	0.8	0.9

Total debt		2,955.2	2,950.2
Less: current maturities of debt		(64.4)	(45.1)

Total long-term debt		$2,890.8	$2,905.1

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented net of a discount of $7.1 million at September 30, 2013 and $8.1 million at December 31, 2012.
(c)	Principal face amount herein is presented net of a discount of $138.0 million at September 30, 2013 and $172.0 million at December 31, 2012.

2012 Revolving Credit Facility

As of September 30, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of the 2012 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of September 30, 2013, we had no letters of credit issued against the 2012 Revolving Credit Facility and our borrowing capacity was $130.0 million.

Loss on Early Extinguishment of Debt

We recorded a $23.0 million loss on early extinguishment of debt during the three months ended September 30, 2012 in connection with the refinancing of term loans outstanding under the 2011 Amended Credit Agreement with the 2012 Credit Agreement. We recorded a $34.2 million loss on early extinguishment of debt during the nine months ended September 30, 2012 in connection with the refinancing, as well as prepayments of term loans prior to the refinancing and repurchases of our Discount Notes and Senior Notes.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Tranche A Term Loans	$6.6	$—	$19.8	$—
Tranche B Term Loans	6.7	—	19.9	—
Secured Term Loan - USD tranche	—	16.8	—	51.2
Secured Term Loan - Euro tranche	—	2.9	—	8.8
Interest Rate Caps	1.8	1.0	4.8	2.9
9 7/8 % Senior Notes	19.7	19.6	58.9	59.0
11.0% Discount Notes	11.6	10.4	34.0	33.0
Amortization of deferred financing costs and debt issuance discount	2.6	3.7	7.7	10.6
Capital lease obligations	1.6	1.9	4.9	6.2
Other	0.3	1.2	1.1	2.6
Interest income	(0.7)	(0.2)	(1.8)	(0.7)

Total	$50.2	$57.3	$149.3	$173.6

Note 7. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	1.5	1.9	1.7
Costs and taxes related to foreign operations	4.7	32.6	4.5	4.6
Foreign tax rate differential	(14.1)	(10.0)	(14.0)	(14.6)
Foreign exchange differential on tax benefits	—	(1.0)	—	(0.1)
Change in valuation allowance	(0.4)	—	(0.9)	—
Change in accrual for tax uncertainties	0.7	(2.0)	1.5	0.5
Other	0.5	(5.0)	—	2.4

Effective income tax rate	28.4%	51.1%	28.0%	29.5%

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

			Foreign	Accumulated
	Gains (Losses)		Currency	Other
	on Cash Flow	Defined Benefit	Translation	Comprehensive
	Hedges	Pension	Adjustments	Income (Loss)
Balances at December 31, 2012	$(29.2)	$(3.8)	$(77.3)	$(110.3)
Foreign currency translation adjustment	—	—	31.6	31.6
Reclassification of foreign currency translation adjustment into net income	—	—	(3.0)	(3.0)
Net change in fair value of net investment hedges, net of tax	(5.6)	—	—	(5.6)
Net change in fair value of interest rate caps/swaps, net of tax	74.2	—	—	74.2
Amounts reclassified to earnings of cash flow hedges, net of tax	2.6	—	—	2.6
Pension and post-retirement benefit plans, net of tax	—	(0.1)	—	(0.1)
Amortization of prior service costs, net of tax	—	(1.1)	—	(1.1)
Amortization of actuarial losses, net of tax	—	0.5	—	0.5

Balances at September 30, 2013	$42.0	$(4.5)	$(48.7)	$(11.2)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI
		Three Months Ended		Nine Months Ended
	Affected Line Item in the Statements	September 30,		September 30,
Details about AOCI Components	of Operations	2013	2012	2013	2012

Gains (Losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(1.7)	$(0.8)	$(4.3)	$(2.1)
	Other operating expenses (income), net	—	(8.4)	—	(8.4)

	Total before tax	(1.7)	(9.2)	(4.3)	(10.5)
	Income tax (expense) benefit	0.7	3.7	1.7	4.1

	Net of tax	(1.0)	(5.5)	(2.6)	(6.4)

Defined benefit pension plan items:
Amortization of prior service costs	SG&A (1)	0.8	0.8	2.0	1.9
Amortization of actuarial gains (losses)	SG&A (1)	(0.3)	—	(0.9)	—

	Total before tax	0.5	0.8	1.1	1.9
	Income tax (expense) benefit	(0.3)	(0.5)	(0.5)	(0.7)

	Net of tax	0.2	0.3	0.6	1.2

Foreign currency translation adjustment:
Sale of foreign entity	Other operating expenses (income), net	—	—	3.0	—

Total reclassifications	Net of tax	$(0.8)	$(5.2)	$1.0	$(5.2)

(1)	Refers to selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 9. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under our Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements			Fair Value Measurements
		at September 30, 2013			at December 31, 2012
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Other assets, net	$—	$5.2	$5.2	$—	$4.3	$4.3
Forward-starting interest rate swaps	Other assets, net	—	122.0	122.0	—	0.8	0.8
Other:
Investments held in a rabbi trust	Other assets, net	2.0	—	2.0	6.3	—	6.3

Total assets at fair value		$2.0	$127.2	$129.2	$6.3	$5.1	$11.4

Liabilities:

Derivatives designated as net investment hedges:
Cross-currency rate swaps	Other liabilities, net	$—	$19.7	$19.7	$—	$11.0	$11.0
Other:
ERP liabilities	Other accrued liabilities	—	2.7	2.7	—	4.4	4.4
ERP liabilities	Other liabilities, net	—	5.4	5.4	—	7.8	7.8

Total liabilities at fair value		$—	$27.8	$27.8	$—	$23.2	$23.2

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

Investment held in a rabbi trust consist of money market funds and mutual funds and the fair value measurements are derived using quoted prices in active markets for the specific funds which are based on Level 1 inputs of the fair value hierarchy. The fair value measurements of the ERP liabilities are derived principally from observable market data which are based on Level 2 inputs of the fair value hierarchy.

At September 30, 2013, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2012, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes and Discount Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

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

Assets held for sale totaled $9.3 million at September 30, 2013 and $23.9 million at December 31, 2012 and consisted primarily of goodwill and machinery and equipment to be sold in connection with refranchisings.

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. We did not record any impairment charges associated with assets held for sale during the three and nine months ended September 30, 2013 as well as during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we recorded impairment losses of $13.2 million associated with long-lived assets for restaurants we classified as held for sale.

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

Interest Rate Caps

We have entered into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. At September 30, 2013 and December 31, 2012, we had interest rate cap agreements (notional amount of $1.3 billion and $1.4 billion, respectively) (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a weighted-average rate of 1.75%. The six year Cap Agreements are a series of individual caplets that reset and settle quarterly through October 19, 2016 consistent with the payment dates of our LIBOR-based term debt.

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

The Cap Agreements are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. At each cap maturity date, the portion of the fair value attributable to the matured cap will be reclassified from AOCI into earnings as a component of interest expense.

From time to time as we prepay portions of the 2012 Term Loan Facility, we may modify our Cap Agreements to reduce the notional amount. The terms of the Cap Agreements will not otherwise be revised by these modifications. On the modification date, the portion of the fair value attributable to the modified cap will be reclassified from AOCI into earnings as a component of interest expense.

Cross-currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries. At September 30, 2013, we had outstanding cross-currency rate swaps with an aggregate notional value of $430.0 million to hedge a portion of the net investment in our Switzerland subsidiary, Burger King Europe GmbH. A total notional value of $230.0 million of these swaps are contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and mature on October 19, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and mature on September 28, 2017. These cross-currency rate swaps also require the exchange of Euros and U.S. dollar principal payments upon maturity. Changes in the fair value of these instruments are recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Forward-Starting Interest Rate Swaps

At September 30, 2013, we had outstanding three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. The forward currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other (income) expense, net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At September 30, 2013, we had foreign currency forward contracts with a total notional amount of $51.5 million maturing within the next 3 months.

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

The following tables present the required quantitative disclosures for our derivative instruments:

	Gain (Loss) Recognized in
	Other Comprehensive Income (Loss)
	(effective portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives designated as cash flow hedges:
Interest rate caps	$(2.4)	$(4.0)	$0.9	$(17.2)
Forward-starting interest rate swaps	$(1.3)	$(12.3)	$121.2	$(12.3)

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$(16.7)	$(2.8)	$(9.2)	$(0.1)

	Gain (Loss) Reclassified from
	AOCI into Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives designated as cash flow hedges:
Interest rate caps - gain (loss) reclassified into interest expense, net	$(1.7)	$(0.8)	$(4.3)	$(2.1)
Interest rate caps - gain (loss) reclassified into other operating expenses (income), net	$—	$(8.4)	$—	$(8.4)

	Gain (Loss) Recognized in
	Other Operating Expenses (Income), Net
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$—	$—	$(0.9)	$—

The net amount of pre-tax gains and losses included in AOCI as of September 30, 2013 that we expect to be reclassified into earnings within the next 12 months is $8.5 million of losses.

Note 11. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to the Company and its subsidiaries under the terms of various share-based compensation plans.

We are currently issuing stock awards under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”), which increased the shares available for issuance under the Plan from 8,500,000 to 14,500,000. The Plan was approved by our stockholders at our annual meeting on May 15, 2013.

During the nine months ended September 30, 2013, approximately 3,015,000 stock options were granted. These awards generally cliff vest five years from the original grant date and expire ten years following the grant date.

We recorded $2.4 million of share-based compensation expense in selling, general and administrative expenses for the three months ended September 30, 2013 compared to $1.7 million for the three months ended September 30, 2012. We recorded $7.1 million of share-based compensation expense in selling, general and administrative expenses for the nine months ended September 30, 2013 compared to $9.3 million for the nine months ended September 30, 2012.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options. We exclude stock options from the calculation of diluted earnings per share if the effect of including such stock options is anti-dilutive.

Basic and diluted earnings per share are as follows (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$68.2	$6.6	$166.9	$69.1
Denominator:
Weighted average shares - basic	351.2	350.0	350.9	349.4
Effect of dilutive securities	6.9	5.0	6.8	3.9

Weighted average shares - diluted	358.1	355.0	357.7	353.3

Basic earnings per share	$0.19	$0.02	$0.48	$0.20
Diluted earnings per share	$0.19	$0.02	$0.47	$0.20
Anti-dilutive stock options outstanding	2.9	0.3	2.9	3.6

Note 13. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Franchise royalties	$171.8	$158.6	$486.0	$448.1
Property revenues	54.8	42.9	159.7	106.9
Franchise fees and other revenue	21.5	9.6	34.6	24.7

Total	$248.1	$211.1	$680.3	$579.7

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of Company restaurants:
Restaurant count at December 31, 2012	183	132	100	3	418
Openings	—	—	—	—	—
Closures	(4)	—	(2)	—	(6)
Refranchisings	(127)	(113)	(98)	—	(338)

Restaurant count at September 30, 2013	52	19	—	3	74

Number of franchise restaurants:
Restaurant count at December 31, 2012	7,293	2,989	1,290	1,007	12,579
Openings	26	214	66	130	436
Closures	(94)	(45)	(3)	(26)	(168)
Refranchisings	127	113	98	—	338

Restaurant count at September 30, 2013	7,352	3,271	1,451	1,111	13,185

Number of system-wide restaurants:
Restaurant count at December 31, 2012	7,476	3,121	1,390	1,010	12,997
Openings	26	214	66	130	436
Closures	(98)	(45)	(5)	(26)	(174)
Refranchisings	—	—	—	—	—

Restaurant count at September 30, 2013	7,404	3,290	1,451	1,114	13,259

Note 14. Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$0.3	$14.1	$0.6	$15.2
Litigation settlements and reserves, net	0.1	0.8	0.6	1.3
Foreign exchange net losses (gains)	0.5	1.5	6.1	(5.3)
Loss on termination of interest rate cap	—	8.7	—	8.7
Equity in net loss (income) from unconsolidated affiliates	2.9	(0.4)	9.7	1.4
Other, net	2.8	5.6	4.1	4.9

Other operating expenses (income), net	$6.6	$30.3	$21.1	$26.2

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

During the three months ended September 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $0.4 million and net gains associated with asset disposals and restaurant closures of $0.1 million.

During the three months ended September 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $12.4 million and net losses associated with asset disposals and restaurant closures of $1.7 million.

During the nine months ended September 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $2.3 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $1.9 million.

During the nine months ended September 30, 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $4.8 million, impairment losses associated with long-lived assets for Company restaurants of $13.2 million and net losses associated with asset disposals and restaurant closures of $6.8 million.

Note 15. Guarantees, Commitments and Contingencies

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

Guarantees

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of September 30, 2013, there were $107.0 million of loans outstanding to franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $219.8 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $31.9 million, assuming full utilization of all borrowing capacity. As of September 30, 2013, the liability reflecting the fair value of these guarantee obligations was $4.3 million. No events of default have occurred and no significant payments have been made by us in connection with these guarantees through September 30, 2013.

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

Revenues by geographic segment consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
U.S. and Canada	$172.1	$288.0	$509.6	$1,032.3
EMEA	71.3	111.7	265.7	354.2
LAC	18.1	33.5	65.2	96.3
APAC	13.6	22.5	40.6	83.6

Total revenues	$275.1	$455.7	$881.1	$1,566.4

Only the U.S. represented more than 10% of our total revenues during the three months ended September 30, 2013 and only the U.S. and Germany represented more than 10% of our total revenues during the three months ended September 30, 2012, the nine months ended September 30, 2013 and the nine months ended September 30, 2012. Revenues in the U.S. totaled $164.5 million for the three months ended September 30, 2013, compared to $246.0 million for the three months ended September 30, 2012. Revenues in the U.S. totaled $455.6 million for the nine months ended September 30, 2013, compared to $916.6 million for the nine months ended September 30, 2012. Revenues in Germany totaled $98.1 million for the nine months ended September 30, 2013, $53.7 million for the three months ended September 30, 2012 and $161.2 million for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Income:
U.S. and Canada	$120.9	$112.1	$326.6	$341.1
EMEA	49.2	42.8	136.5	118.4
LAC	16.0	17.2	46.6	50.2
APAC	11.4	9.9	33.2	28.7
Unallocated Management G&A	(21.5)	(19.1)	(59.4)	(58.5)

Adjusted EBITDA	176.0	162.9	483.5	479.9
Share-based compensation and non-cash incentive compensation expense	3.5	2.6	9.4	6.1
Global portfolio realignment project costs	4.7	7.0	23.6	20.1
Business combination agreement expenses	—	0.6	—	25.7
Other operating expenses (income), net	6.6	30.3	21.1	26.2

EBITDA	161.2	122.4	429.4	401.8
Depreciation and amortization	15.7	28.6	48.3	96.0

Income from operations	145.5	93.8	381.1	305.8
Interest expense, net	50.2	57.3	149.3	173.6
Loss on early extinguishment of debt	—	23.0	—	34.2
Income tax expense	27.1	6.9	64.9	28.9

Net income	$68.2	$6.6	$166.9	$69.1

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of September 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3.3	$—	$600.6	$—	$160.4	$—	$764.3
Trade and notes receivable, net	—	—	118.2	—	46.4	—	164.6
Prepaids and other current assets, net	—	0.7	76.5	—	22.4	—	99.6
Deferred income taxes, net	0.1	1.7	32.3	—	3.9	—	38.0

Total current assets	3.4	2.4	827.6	—	233.1	—	1,066.5

Property and equipment, net	—	—	732.2	—	72.4	—	804.6
Intangible assets, net	—	—	1,536.5	—	1,262.8	—	2,799.3
Goodwill	—	—	359.6	—	266.9	—	626.5
Net investment in property leased to franchisees	—	—	155.4	—	12.0	—	167.4
Intercompany receivable	10.2	—	58.0	—	—	(68.2)	—
Investment in subsidiaries	1,380.8	1,792.5	1,576.2	1,792.5	—	(6,542.0)	—
Other assets, net	—	5.9	239.1	—	61.9	—	306.9

Total assets	$1,394.4	$1,800.8	$5,484.6	$1,792.5	$1,909.1	$(6,610.2)	$5,771.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$20.6	$—	$5.2	$—	$25.8
Accrued advertising	—	—	69.5	—	31.7	—	101.2
Other accrued liabilities	(0.4)	(11.8)	157.0	—	37.2	—	182.0
Current portion of long term debt and capital leases	—	—	71.8	—	3.2	—	75.0

Total current liabilities	(0.4)	(11.8)	318.9	—	77.3	—	384.0

Term debt, net of current portion	—	441.1	2,449.7	—	—	—	2,890.8
Capital leases, net of current portion	—	—	59.5	—	19.0	—	78.5
Other liabilities, net	0.4	—	308.8	—	45.6	—	354.8
Payables to affiliates	—	0.5	—	—	67.7	(68.2)	—
Deferred income taxes, net	(4.2)	(0.3)	575.9	—	93.1	—	664.5

Total liabilities	(4.2)	429.5	3,712.8	—	302.7	(68.2)	4,372.6

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,223.0	1,110.2	1,442.2	1,443.2	1,313.3	(5,308.9)	1,223.0
Retained earnings	183.3	281.8	361.5	360.5	307.7	(1,311.5)	183.3
Accumulated other comprehensive loss	(11.2)	(11.2)	(11.2)	(11.2)	(44.8)	78.4	(11.2)

Total stockholders’ equity	1,398.6	1,380.8	1,792.5	1,792.5	1,576.2	(6,542.0)	1,398.6

Total liabilities and stockholders’ equity	$1,394.4	$1,810.3	$5,505.3	$1,792.5	$1,878.9	$(6,610.2)	$5,771.2

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2012

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$—	$355.3	$—	$191.3	$—	$546.7
Trade and notes receivable, net	—	—	128.8	—	50.2	—	179.0
Prepaids and other current assets, net	—	0.6	70.9	—	19.8	—	91.3
Deferred income taxes, net	0.7	20.3	36.3	—	16.2	—	73.5

Total current assets	0.8	20.9	591.3	—	277.5	—	890.5

Property and equipment, net	—	—	754.7	—	130.5	—	885.2
Intangible assets, net	—	—	1,554.7	—	1,256.5	—	2,811.2
Goodwill	—	—	355.0	—	264.2	—	619.2
Net investment in property leased to franchisees	—	—	167.0	—	13.4	—	180.4
Intercompany receivable	3.8	—	190.9	—	—	(194.7)	—
Investment in subsidiaries	1,169.5	1,537.6	1,517.2	1,537.6	—	(5,761.9)	—
Other assets, net	—	6.5	106.6	—	64.4	—	177.5

Total assets	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$45.0	$—	$23.7	$—	$68.7
Accrued advertising	—	—	30.7	—	35.8	—	66.5
Other accrued liabilities	(0.3)	(11.8)	157.1	—	61.8	—	206.8
Current portion of long term debt and capital leases	—	—	52.6	—	3.2	—	55.8

Total current liabilities	(0.3)	(11.8)	285.4	—	124.5	—	397.8

Term debt, net of current portion	—	407.1	2,498.0	—	—	—	2,905.1
Capital leases, net of current portion	—	—	66.2	—	22.2	—	88.4
Other liabilities, net	0.2	—	322.6	—	59.6	—	382.4
Payables to affiliates	3.6	0.5	—	—	190.6	(194.7)	—
Deferred income taxes, net	(4.4)	(0.3)	527.6	—	92.4	—	615.3

Total liabilities	(0.9)	395.5	3,699.8	—	489.3	(194.7)	4,389.0

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,205.7	1,164.9	1,478.3	1,479.3	1,386.9	(5,509.4)	1,205.7
Retained earnings	76.1	114.9	169.6	168.6	206.7	(659.8)	76.1
Accumulated other comprehensive loss	(110.3)	(110.3)	(110.3)	(110.3)	(76.4)	407.3	(110.3)

Total stockholders’ equity	1,175.0	1,169.5	1,537.6	1,537.6	1,517.2	(5,761.9)	1,175.0

Total liabilities and stockholders’ equity	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$18.7	$—	$8.3	$—	$27.0
Franchise and property revenues	—	—	167.1	—	81.0	—	248.1
Intercompany revenues	—	—	—	—	—	—	—

Total revenues	—	—	185.8	—	89.3	—	275.1
Company restaurant expenses:
Food, paper and product costs	—	—	5.9	—	2.6	—	8.5
Payroll and employee benefits	—	—	5.1	—	2.3	—	7.4
Occupancy and other operating costs	—	—	4.6	—	2.4	—	7.0

Total Company restaurant expenses	—	—	15.6	—	7.3	—	22.9
Franchise and property expenses	—	—	29.0	—	11.5	—	40.5
Selling, general and administrative expenses	—	—	43.8	—	15.8	—	59.6
Intercompany expenses	—	—	(0.6)	—	0.6	—	—
Other operating expenses (income), net	—	—	0.6	—	6.0	—	6.6

Total operating costs and expenses	—	—	88.4	—	41.2	—	129.6

Income from operations	—	—	97.4	—	48.1	—	145.5
Interest expense, net	—	11.8	37.6	—	0.8	—	50.2
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	—	(11.8)	59.8	—	47.3	—	95.3
Income tax expense (benefit)	—	(3.2)	17.2	—	13.1	—	27.1

Income (loss) from continuing operations	—	(8.6)	42.6	—	34.2	—	68.2
Equity in earnings of subsidiaries	68.2	76.8	34.2	76.8	—	(256.0)	—

Net income (loss)	$68.2	$68.2	$76.8	$76.8	$34.2	$(256.0)	$68.2

Total comprehensive income (loss)	$100.9	$100.9	$109.5	$109.5	$78.8	$(398.7)	$100.9

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$57.2	$—	$143.6	$—	$200.8
Franchise and property revenues	—	—	455.6	—	224.7	—	680.3
Intercompany revenues	—	—	1.6	—	(1.6)	—	—

Total revenues	—	—	514.4	—	366.7	—	881.1
Company restaurant expenses:
Food, paper and product costs	—	—	18.2	—	45.6	—	63.8
Payroll and employee benefits	—	—	16.0	—	45.6	—	61.6
Occupancy and other operating costs	—	—	15.7	—	36.5	—	52.2

Total Company restaurant expenses	—	—	49.9	—	127.7	—	177.6
Franchise and property expenses	—	—	81.2	—	32.3	—	113.5
Selling, general and administrative expenses	—	—	131.0	—	56.8	—	187.8
Intercompany expenses	—	—	(0.9)	—	0.9	—	—
Other operating expenses, net	—	—	14.8	—	6.3	—	21.1

Total operating costs and expenses	—	—	276.0	—	224.0	—	500.0

Income from operations	—	—	238.4	—	142.7	—	381.1
Interest expense, net	—	34.5	111.8	—	3.0	—	149.3
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	—	(34.5)	126.6	—	139.7	—	231.8
Income tax expense (benefit)	—	(9.5)	35.7	—	38.7	—	64.9

Income (loss) from continuing operations	—	(25.0)	90.9	—	101.0	—	166.9
Equity in earnings of subsidiaries	166.9	191.9	101.0	191.9	—	(651.7)	—

Net income (loss)	$166.9	$166.9	$191.9	$191.9	$101.0	$(651.7)	$166.9

Total comprehensive income (loss)	$266.0	$266.0	$291.0	$291.0	$132.6	$(980.6)	$266.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$126.8	$—	$117.8	$—	$244.6
Franchise and property revenues	—	—	141.9	—	69.2	—	211.1
Intercompany revenues	—	—	1.7	—	(5.0)	3.3	—

Total revenues	—	—	270.4	—	182.0	3.3	455.7
Company restaurant expenses:
Food, paper and product costs	—	—	41.6	—	38.1	—	79.7
Payroll and employee benefits	—	—	37.4	—	34.5	—	71.9
Occupancy and other operating costs	—	—	32.6	—	32.1	—	64.7

Total Company restaurant expenses	—	—	111.6	—	104.7	—	216.3
Franchise and property expenses	—	—	27.7	—	10.0	—	37.7
Selling, general and administrative expenses	(1.7)	—	52.1	—	27.2	—	77.6
Intercompany expenses	—	—	(1.3)	—	(2.0)	3.3	—
Other operating expenses, net	—	—	12.7	—	17.6	—	30.3

Total operating costs and expenses	(1.7)	—	202.8	—	157.5	3.3	361.9

Income (loss) from operations	1.7	—	67.6	—	24.5	—	93.8
Interest expense, net	—	10.7	44.1	—	2.5	—	57.3
Loss on early extinguishment of debt	—	—	23.0	—	—	—	23.0

Income (loss) before income taxes	1.7	(10.7)	0.5	—	22.0	—	13.5
Income tax expense (benefit)	3.6	(3.6)	5.1	—	1.8	—	6.9

Income (loss) from continuing operations	(1.9)	(7.1)	(4.6)	—	20.2	—	6.6
Equity in earnings of subsidiaries	8.5	15.6	20.2	15.6	—	(59.9)	—

Net income (loss)	$6.6	$8.5	$15.6	$15.6	$20.2	$(59.9)	$6.6

Total comprehensive income (loss)	$24.0	$25.9	$33.0	$33.0	$41.8	$(133.7)	$24.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$590.9	$—	$395.8	$—	$986.7
Franchise and property revenues	—	—	381.6	—	198.1	—	579.7
Intercompany revenues	—	—	5.0	—	(5.0)	—	—

Total revenues	—	—	977.5	—	588.9	—	1,566.4
Company restaurant expenses:
Food, paper and product costs	—	—	196.0	—	128.7	—	324.7
Payroll and employee benefits	—	—	177.5	—	114.1	—	291.6
Occupancy and other operating costs	—	—	145.2	—	114.5	—	259.7

Total Company restaurant expenses	—	—	518.7	—	357.3	—	876.0
Franchise and property expenses	—	—	62.7	—	27.3	—	90.0
Selling, general and administrative expenses	14.0	—	168.1	—	86.3	—	268.4
Intercompany expenses	—	—	(1.3)	—	1.3	—	—
Other operating expenses, net	—	—	35.1	—	(8.9)	—	26.2

Total operating costs and expenses	14.0	—	783.3	—	463.3	—	1,260.6

Income (loss) from operations	(14.0)	—	194.2	—	125.6	—	305.8
Interest expense, net	—	33.1	133.3	—	7.2	—	173.6
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2

Income (loss) before income taxes	(14.0)	(42.8)	36.4	—	118.4	—	98.0
Income tax expense (benefit)	(0.4)	(11.9)	24.2	—	17.0	—	28.9

Income (loss) from continuing operations	(13.6)	(30.9)	12.2	—	101.4	—	69.1
Equity in earnings of subsidiaries	82.7	113.6	101.4	113.6	—	(411.3)	—

Net income (loss)	$69.1	$82.7	$113.6	$113.6	$101.4	$(411.3)	$69.1

Total comprehensive income (loss)	$57.0	$70.6	$101.5	$101.5	$96.0	$(369.6)	$57.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$166.9	$166.9	$191.9	$191.9	$101.0	$(651.7)	$166.9
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(166.9)	(191.9)	(101.0)	(191.9)	—	651.7	—
Depreciation and amortization	—	—	32.6	—	15.8	—	48.4
Amortization of deferred financing cost and debt issuance discount	—	34.5	7.2	—	—	—	41.7
Equity in net loss from unconsolidated affiliates	—	—	4.5	—	5.2	—	9.7
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(0.5)	—	1.5	—	1.0
Amortization of defined benefit pension and postretirement items	—	—	(1.1)	—	(0.5)	—	(1.6)
Realized loss on terminated caps/swaps	—	—	4.3	—	—	—	4.3
Net loss (gain) on refranchisings and dispositions of assets	—	—	5.4	—	(7.9)	—	(2.5)
Bad debt expense, net of recoveries	—	—	2.2	—	—	—	2.2
Share-based compensation	—	—	5.4	—	1.7	—	7.1
Deferred income taxes	—	16.5	7.6	—	9.2	—	33.3
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	7.7	—	(1.4)	—	6.3
Prepaids and other current assets	—	—	(1.0)	—	0.8	—	(0.2)
Accounts and drafts payable	—	—	(24.6)	—	(11.1)	—	(35.7)
Accrued advertising	—	—	14.0	—	(4.3)	—	9.7
Other accrued liabilities		—	9.5	—	(14.4)	—	(4.9)
Other long-term assets and liabilities	—		(19.2)	—	1.2	—	(18.0)

Net cash provided by operating activities	—	26.0	144.9	—	96.8	—	267.7

Cash flows from investing activities:
Payments for property and equipment	—	—	(8.5)	—	(2.3)	—	(10.8)

Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	45.1	—	3.6	—	48.7
Payments for acquired franchisee operations, net of cash acquired	—	—	(11.9)	—	—	—	(11.9)
Return of investment on direct financing leases	—	—	10.9	—	1.0	—	11.9
Other investing activities	—	—	0.2	—	—	—	0.2

Net cash provided by (used for) investing activities	—	—	35.8	—	2.3	—	38.1

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(35.5)	—	(2.6)	—	(38.1)
Proceeds from stock option exercises	2.7	—	—	—	—	—	2.7
Excess tax benefits from share-based compensation	—	—	4.2	—	—	—	4.2
Dividends paid on common stock	(59.7)	—	—	—	—	—	(59.7)
Intercompany financing	60.2	(26.0)	95.9	—	(130.1)		—

Net cash provided by (used for) financing activities	3.2	(26.0)	64.6	—	(132.7)	—	(90.9)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	2.7	—	2.7
Increase (decrease) in cash and cash equivalents	3.2	—	245.3	—	(30.9)	—	217.6
Cash and cash equivalents at beginning of period	0.1	—	355.3	—	191.3	—	546.7

Cash and cash equivalents at end of period	$3.3	$—	$600.6	$—	$160.4	$—	$764.3

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$69.1	$82.7	$113.6	$113.6	$101.4	$(411.3)	69.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(82.7)	(113.6)	(101.4)	(113.6)	—	411.3	—
Depreciation and amortization	—	—	65.6	—	30.4	—	96.0
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2
Amortization of deferred financing cost and debt issuance discount	—	33.2	10.4	—	—	—	43.6
Equity in net loss from unconsolidated affiliates	—	—	0.1	—	1.3	—	1.4
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(3.7)	—	(1.7)	—	(5.4)
Amortization of defined benefit pension and postretirement items	—	—	(1.8)	—	—	—	(1.8)
Realized loss on terminated caps/swaps	—	—	10.7	—	—	—	10.7
Net loss (gain) on refranchisings and dispositions of assets	—	—	20.3	—	(9.9)	—	10.4
Bad debt expense, net of recoveries	—	—	3.0	—	(0.1)	—	2.9
Share-based compensation	—	—	8.4	—	0.9	—	9.3
Deferred income taxes	—	0.1	7.9	—	—	—	8.0
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	(6.7)	—	2.6	—	(4.1)
Prepaids and other current assets	—	—	(4.5)	—	(4.4)	—	(8.9)
Accounts and drafts payable	—	—	(18.5)	—	(16.2)	—	(34.7)
Accrued advertising	—	—	(41.0)	—	10.0	—	(31.0)
Other accrued liabilities	4.8	(18.4)	(7.1)	—	(27.0)	—	(47.7)
Other long-term assets and liabilities	—	—	(11.3)	—	3.9	—	(7.4)

Net cash provided by (used for) operating activities	(8.8)	(6.3)	68.5	—	91.2	—	144.6

Cash flows from investing activities:
Payments for property and equipment	—	—	(29.5)	—	(8.2)	—	(37.7)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	54.3	—	15.7	—	70.0
Payments for acquired franchisee operations, net of cash acquired	—	—	—	—	(15.3)	—	(15.3)
Return of investment on direct financing leases	—	—	9.4	—	1.0	—	10.4

Net cash provided by (used for) investing activities	—	—	34.2	—	(6.8)	—	27.4

Cash flows from financing activities:
Proceeds from term debt	—	—	1,733.5	—	—	—	1,733.5
Repayments of term debt and capital leases	—	—	(1,752.6)	—	(2.1)	—	(1,754.7)
Extinguishment of debt	—	(62.6)	(50.2)	—	—	—	(112.8)
Payment of financing costs	—	—	(16.0)	—	—	—	(16.0)
Proceeds from stock option exercises	1.3	—	—	—	—	—	1.3
Intercompany financing	7.9	68.9	(77.0)	—	0.2	—	—

Net cash provided by (used for) financing activities	9.2	6.3	(162.3)	—	(1.9)	—	(148.7)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	0.5	—	0.5
Increase (decrease) in cash and cash equivalents	0.4	0.0	(59.6)	—	83.0	—	23.8
Cash and cash equivalents at beginning of period	0.2	—	287.1	—	171.7	—	459.0

Cash and cash equivalents at end of period	$0.6	$0.0	$227.5	$—	$254.7	$—	$482.8

Note 18. Subsequent Events

Dividend

On October 27, 2013, our Board of Directors approved a cash dividend to shareholders of $0.07 per share that will be paid on November 26, 2013 to shareholders of record at the close of business on November 12, 2013. Future dividends will be determined at the discretion of the Board of Directors.

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

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of September 30, 2013, we owned or franchised a total of 13,259 restaurants in 91 countries and U.S. territories. Of these restaurants, 74 were Company restaurants and 13,185, or approximately 99% of all Burger King restaurants, were owned by our franchisees. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants. Revenues derived from our franchise system comprised 90% of our revenues during the three months ended September 30, 2013 compared to 46% of our revenues during the three months ended September 30, 2012, reflecting the refranchisings completed during the 12-month period in connection with our global portfolio realignment project (as defined below).

Recent Events and Factors Affecting Comparability

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $4.7 million of general and administrative expenses consisting of professional fees and severance, including $1.5 million of severance related to the departure of our Chairman, North America, during the three months ended September 30, 2013, $7.0 million during the three months ended September 30, 2012, $23.6 million during the nine months ended September 30, 2013 and $20.1 million during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, we refranchised 33 restaurants in the United States and 94 restaurants in Canada and entered into a master franchise and development agreement for Canada with the franchisee. During the same period, we refranchised 98 Company restaurants in Mexico to a joint venture with an existing franchisee in exchange for cash and a minority interest in the joint venture and entered into a master franchise and development agreement for Mexico with the joint venture. We also refranchised 91 restaurants in Germany and 22 restaurants in Spain. Upon completion of our refranchising initiative, we will continue to own and operate 52 restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems. We expect to complete our refranchising initiative by the end of 2013, at which time our global portfolio realignment project will also be completed. We expect to continue to enter into joint ventures and master franchise and development agreements as part of our business strategy to accelerate development, but we do not intend to make any adjustments based on expenses that we incur in connection with these arrangements.

Merger with Justice

Business Combination Agreement Expenses

On April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of Holdings (“Worldwide”), entered into a Business Combination Agreement and Plan of Merger with Justice Holdings Limited and its affiliates (the “Business Combination Agreement”). We did not incur any expenses during the three and nine months ended September 30, 2013 related to the Business Combination Agreement. We recorded $0.6 million of general and administrative expenses associated with the Business Combination Agreement during the three months ended September 30, 2012, consisting of professional fees and other transaction costs. We recorded $25.7 million of general and administrative expenses associated with the Business Combination Agreement during the nine months ended September 30, 2012, consisting of $5.9 million of one-time share-based compensation expense as a result of the increase in our equity value implied by the Business Combination Agreement and $19.8 million of professional fees and other transaction costs.

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

•

Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer. Company restaurants refranchised during a period will be included in the calculation of comparable sales growth for franchise restaurants during the period regardless of when the refranchising occurred.

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

•

Adjusted EBITDA represents earnings (net income or loss) before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Tabular amounts in millions of dollars unless noted otherwise.

The following tables present our results of operations and key business metrics for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2013	2012	Favorable / (Unfavorable)		2013	2012	Favorable / (Unfavorable)

Revenues:
Company restaurant revenues	$27.0	$244.6	$(217.6)	(89.0)%	$200.8	$986.7	$(785.9)	(79.6)%
Franchise and property revenues	248.1	211.1	37.0	17.5%	680.3	579.7	100.6	17.4%

Total revenues	275.1	455.7	(180.6)	(39.6)%	881.1	1,566.4	(685.3)	(43.8)%
Company restaurant expenses:
Food, paper and product costs	8.5	79.7	71.2	89.3%	63.8	324.7	260.9	80.4%
Payroll and employee benefits	7.4	71.9	64.5	89.7%	61.6	291.6	230.0	78.9%
Occupancy and other operating costs	7.0	64.7	57.7	89.2%	52.2	259.7	207.5	79.9%

Total Company restaurant expenses	22.9	216.3	193.4	89.4%	177.6	876.0	698.4	79.7%
Franchise and property expenses	40.5	37.7	(2.8)	(7.4)%	113.5	90.0	(23.5)	(26.1)%
Selling, general and administrative expenses	59.6	77.6	18.0	23.2%	187.8	268.4	80.6	30.0%
Other operating expenses (income), net	6.6	30.3	23.7	78.2%	21.1	26.2	5.1	19.5%

Total operating costs and expenses	129.6	361.9	232.3	64.2%	500.0	1,260.6	760.6	60.3%

Income from operations	145.5	93.8	51.7	55.1%	381.1	305.8	75.3	24.6%
Interest expense, net	50.2	57.3	7.1	12.4%	149.3	173.6	24.3	14.0%
Loss on early extinguishment of debt	—	23.0	23.0	100.0%	—	34.2	34.2	100.0%

Income before income taxes	95.3	13.5	81.8	605.9%	231.8	98.0	133.8	136.5%
Income tax expense	27.1	6.9	(20.2)	(292.8)%	64.9	28.9	(36.0)	(124.6)%

Net income	$68.2	$6.6	$61.6	933.3%	$166.9	$69.1	$97.8	141.5%

FX Impact Favorable/(Unfavorable)

Consolidated revenues	$(2.4)	$(14.9)			$(5.2)	$(40.4)
Consolidated CRM	0.1	(1.1)			0.1	(3.0)
Consolidated SG&A	(0.6)	2.4			(0.9)	5.7
Consolidated income from operations	(3.4)	(3.7)			(6.2)	(11.7)
Consolidated net income	(3.4)	(3.2)			(6.2)	(9.9)
Consolidated Adjusted EBITDA	(3.0)	(6.4)			(6.0)	(18.0)

Key Business Metrics

System-wide sales growth	4.9%	3.6%			3.7%	5.8%
Franchise sales	$4,184.8	$3,830.0			$11,916.1	$10,814.9
Comparable sales growth
Company	(0.9)%	0.4%			(1.1)%	4.3%
Franchise	0.9%	1.5%			0.1%	3.3%
System	0.9%	1.4%			0.0%	3.4%
Net Restaurant Growth (NRG)
Company	—	(2)			(6)	(10)
Franchise	133	65			268	165
System	133	63			262	155
Net refranchisings	—	221			338	690
Restaurant counts at period end
Company	74	595			74	595
Franchise	13,185	12,072			13,185	12,072
System	13,259	12,667			13,259	12,667
CRM %	15.2%	11.6%			11.6%	11.2%

System Comparable Sales Growth

During the three months ended September 30, 2013, worldwide system comparable sales growth was driven by comparable sales growth in the EMEA, LAC and APAC segments, partially offset by negative comparable sales growth in the U.S. and Canada segment.

During the nine months ended September 30, 2013, worldwide system comparable sales growth was flat, with comparable sales growth in the EMEA and APAC segments offset by negative comparable sales growth in the U.S. and Canada and LAC segments.

Company restaurants

During the three and nine months ended September 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 519 Company restaurants during the trailing twelve-month period.

During the three and nine months ended September 30, 2013, CRM% increased primarily as a result of the net refranchising of 519 Company restaurants with lower than average CRM% during the trailing twelve-month period.

Franchise and Property

During the three months ended September 30, 2013, franchise and property revenues increased due to higher royalties and rental income driven by franchise comparable sales growth in EMEA, APAC and LAC, franchise NRG of 594 restaurants during the trailing twelve-month period and the net refranchising of 519 Company restaurants during the same period. Additionally, franchise fees and other revenue increased as a result of higher franchise fees in EMEA and APAC and other revenue in the U.S. and Canada. These factors were partially offset by negative franchise comparable sales growth in the U.S. and Canada and unfavorable FX impact.

During the nine months ended September 30, 2013, franchise and property revenues increased due to higher royalties and rental income driven by franchise comparable sales growth in EMEA and APAC, franchise NRG of 594 restaurants during the trailing twelve-month period and the net refranchising of 519 Company restaurants during the same period. Additionally, franchise fees and other revenue increased as a result of higher franchise fees in EMEA and APAC and other revenue in the U.S. and Canada. These factors were partially offset by negative franchise comparable sales growth in the U.S. and Canada and LAC and unfavorable FX impact.

During the three and nine months ended September 30, 2013, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings partially offset by a decrease in bad debt expense and favorable FX impact.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2013	2012	Favorable / (Unfavorable)		2013	2012	Favorable / (Unfavorable)

Selling expenses	$1.3	$10.4	$9.1	87.5%	$6.0	$40.5	$34.5	85.2%

Management general and administrative expenses	47.3	52.9	5.6	10.6%	140.6	163.2	22.6	13.8%
Share-based compensation and non-cash incentive compensation expense	3.5	2.6	(0.9)	(34.6)%	9.4	6.1	(3.3)	(54.1)%
Depreciation and amortization	2.8	4.1	1.3	31.7%	8.2	12.8	4.6	35.9%
Global portfolio realignment project costs	4.7	7.0	2.3	32.9%	23.6	20.1	(3.5)	(17.4)%
Business combination agreement expenses	—	0.6	0.6	100.0%	—	25.7	25.7	100.0%

Total general and administrative expenses	58.3	67.2	8.9	13.2%	181.8	227.9	46.1	20.2%

Selling, general and administrative expenses	$59.6	$77.6	$18.0	23.2%	$187.8	$268.4	$80.6	30.0%

Selling expenses consist primarily of Company restaurant advertising fund contributions. For the three and nine months ended September 30, 2013, selling expenses decreased primarily as a result of the refranchisings.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices. The decrease in Management G&A in the three and nine months ended September 30, 2013 was driven primarily by a decrease in salary and fringe benefits.

The decrease in our total general and administrative expenses for the three months ended September 30, 2013 was driven primarily by a decrease in Management G&A, a decrease in global portfolio realignment project costs, lower depreciation and amortization expenses and the non-recurrence of Business Combination Agreement expenses, partially offset by an increase in share-based compensation and non-cash incentive compensation expense.

The decrease in our total general and administrative expenses for the nine months ended September 30, 2013 was driven primarily by a decrease in Management G&A, the non-recurrence of Business Combination Agreement expenses and lower depreciation and amortization expenses, partially offset by an increase in global portfolio realignment project costs and share-based compensation and non-cash incentive compensation expense.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$0.3	$14.1	$0.6	$15.2
Litigation settlements and reserves, net	0.1	0.8	0.6	1.3
Foreign exchange net losses (gains)	0.5	1.5	6.1	(5.3)
Loss on termination of interest rate cap	—	8.7	—	8.7
Equity in net loss (income) from unconsolidated affiliates	2.9	(0.4)	9.7	1.4
Other, net	2.8	5.6	4.1	4.9

Other operating expenses (income), net	$6.6	$30.3	$21.1	$26.2

During the three months ended September 30, 2012, net (gains) losses on disposals of assets, restaurant closures and refranchisings consisted of $12.4 million in net losses associated with refranchisings and $1.7 million of net losses associated with asset disposals and restaurant closures. During the nine months ended September 30, 2012, net (gain) losses on disposal of assets, restaurant closures and refranchisings consisted of $4.8 million in net gains associated with refranchisings, $13.2 million of impairment losses associated with long-lived assets for Company restaurants and $6.8 million of net losses associated with asset disposals and restaurant closures.

The increase in equity in net loss from unconsolidated affiliates for the nine months ended September 30, 2013 mainly pertains to losses recognized on our equity investments acquired during the second quarter of 2012. These equity losses from unconsolidated affiliates were driven primarily by integration costs, litigation settlement costs and start up costs incurred by our unconsolidated affiliates.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense, net	$50.2	$57.3	$149.3	$173.6
Weighted average interest rate on long-term debt	6.7%	7.5%	6.6%	7.6%

During the three and nine months ended September 30, 2013 interest expense, net decreased compared to the three and nine months ended September 30, 2012 due to a lower weighted average interest rate as a result of the 2012 refinancing and reduced borrowings resulting from principal payments and prepayments of our term loans prior to the 2012 refinancing and repurchases of our Senior Notes and Discount Notes during 2012.

Loss on early extinguishment of debt

We recorded a $23.0 million loss on early extinguishment of debt during the three months ended September 30, 2012 in connection with the refinancing of term loans outstanding under the 2011 Amended Credit Agreement with the 2012 Credit Agreement. We recorded a $34.2 million loss on early extinguishment of debt during the nine months ended September 30, 2012 in connection with the refinancing, as well as prepayments of term loans prior to the refinancing and repurchases of our Discount Notes and Senior Notes.

Income tax expense

Our effective tax rate was 28.4% for the three months ended September 30, 2013, primarily as a result of the current mix of income from multiple tax jurisdictions. Our effective tax rate was 51.1% for the three months ended September 30, 2012, as a result of the mix of income during the period from multiple tax jurisdictions and the impact of non-deductible losses and costs on refranchisings primarily in foreign jurisdictions.

Our effective tax rate was 28.0% for the nine months ended September 30, 2013, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project, partially offset by a favorable impact from the sale of foreign subsidiaries. Our effective tax rate was 29.5% for the nine months ended September 30, 2012, as a result of the mix of income during the period from multiple tax jurisdictions and the impact of non-deductible losses and costs of refranchisings primarily in foreign jurisdictions.

Net Income

Our net income increased in the three and nine months ended September 30, 2013 primarily as a result of an increase in income from operations as a result of the factors discusses above, a decrease in interest expense, net and the non-recurrence of loss on early extinguishment of debt, partially offset by an increase in income tax expense.

Non-GAAP Reconciliations

The tables below contain information regarding EBITDA and adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, and all other specifically identified costs associated with non-recurring projects, including global portfolio realignment project costs and Business Combination Agreement expenses. Share-based compensation and non-cash incentive compensation expense for the 2012 periods have been adjusted to be comparable to the 2013 presentation to reflect the portion of annual non-cash incentive compensation that eligible employees elected to receive as common equity in lieu of their 2012 cash bonus. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance		Results		Variance
	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2013	2012	Favorable / (Unfavorable)		2013	2012	Favorable / (Unfavorable)

Segment income:
U.S. and Canada	$120.9	$112.1	$8.8	7.9%	$326.6	$341.1	$(14.5)	(4.3)%
EMEA	49.2	42.8	6.4	15.0%	136.5	118.4	18.1	15.3%
LAC	16.0	17.2	(1.2)	(7.0)%	46.6	50.2	(3.6)	(7.2)%
APAC	11.4	9.9	1.5	15.2%	33.2	28.7	4.5	15.7%
Unallocated Management G&A	(21.5)	(19.1)	(2.4)	(12.6)%	(59.4)	(58.5)	(0.9)	(1.5)%

Adjusted EBITDA	176.0	162.9	13.1	8.0%	483.5	479.9	3.6	0.8%
Share-based compensation and non-cash incentive compensation expense	3.5	2.6	(0.9)	(34.6)%	9.4	6.1	(3.3)	(54.1)%
Global portfolio realignment project costs	4.7	7.0	2.3	32.9%	23.6	20.1	(3.5)	(17.4)%
Business combination agreement expenses	—	0.6	0.6	100.0%	—	25.7	25.7	100.0%
Other operating expenses (income), net	6.6	30.3	23.7	78.2%	21.1	26.2	5.1	19.5%

EBITDA	161.2	122.4	38.8	31.7%	429.4	401.8	27.6	6.9%
Depreciation and amortization	15.7	28.6	12.9	45.1%	48.3	96.0	47.7	49.7%

Income from operations	145.5	93.8	51.7	55.1%	381.1	305.8	75.3	24.6%
Interest expense, net	50.2	57.3	7.1	12.4%	149.3	173.6	24.3	14.0%
Loss on early extinguishment of debt	—	23.0	23.0	100.0%	—	34.2	34.2	100.0%
Income tax expense	27.1	6.9	(20.2)	(292.8)%	64.9	28.9	(36.0)	(124.6)%

Net income	$68.2	$6.6	$61.6	933.3%	$166.9	$69.1	$97.8	141.5%

Consolidated adjusted EBITDA in the three months ended September 30, 2013 reflects increases in segment income in our U.S. and Canada, EMEA and APAC segments, partially offset by a decrease in segment income in our LAC segment and an increase in Unallocated Management G&A. Consolidated adjusted EBITDA in the nine months ended September 30, 2013 reflects increases in segment income in our EMEA and APAC segments, partially offset by decreases in segment income in our U.S and Canada and LAC segments and increases in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments. EBITDA for the three and nine months ended September 30, 2013 increased primarily for the same reasons that consolidated adjusted EBITDA increased as well as decreases in Business Combination Agreement expenses and decreases in other operating expenses (income), net.

U.S. and Canada

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/ (Unfavorable)			Favorable/ (Unfavorable)
	2013	2012		2013	2012

Company:
Company restaurant revenues	$18.7	$159.9	$(141.2)	$92.4	$688.6	$(596.2)
CRM	3.1	18.3	(15.2)	9.6	81.4	(71.8)
CRM %	16.6%	11.4%	5.2%	10.4%	11.8%	(1.4)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	31.5%	32.9%	1.4%	32.8%	33.2%	0.4%
Payroll and benefits	27.3%	30.2%	2.9%	30.0%	30.5%	0.5%
Depreciation and amortization	5.3%	5.5%	0.2%	5.2%	5.6%	0.4%
Other occupancy and operating	19.3%	20.0%	0.7%	21.6%	18.9%	(2.7)%

Franchise:
Franchise and property revenues	$153.4	$128.1	$25.3	$417.2	$343.7	$73.5
Franchise and property expenses	32.5	29.4	(3.1)	89.3	67.6	(21.7)
Segment SG&A	12.9	22.9	10.0	41.0	77.1	36.1
Segment depreciation and amortization	9.8	18.0	8.2	30.1	60.7	30.6
Segment income	120.9	112.1	8.8	326.6	341.1	(14.5)
Segment margin	70.2%	38.9%	31.3%	64.1%	33.0%	31.1%

FX Impact Favorable/(Unfavorable)

Segment revenues	$(0.3)	$(0.6)		$(0.9)	$(2.8)
Segment CRM	—	(0.1)		(0.1)	(0.2)
Segment income	(0.2)	(0.1)		(0.4)	(0.5)

Key Business Metrics

System-wide sales growth	(0.8)%	1.3%		(1.2)%	2.9%
Franchise sales	$2,257.7	$2,139.0		$6,548.5	$6,038.8
Comparable sales growth
Company	(0.6)%	0.7%		(2.1)%	4.2%
Franchise	(0.3)%	1.7%		(1.2)%	3.3%
System	(0.3)%	1.6%		(1.2)%	3.4%
NRG
Company	—	(3)		(4)	(6)
Franchise	(13)	(13)		(68)	(41)
System	(13)	(16)		(72)	(47)
Net Refranchisings	—	182		127	572
Restaurant counts at period end
Company	52	361		52	361
Franchise	7,352	7,092		7,352	7,092
System	7,404	7,453		7,404	7,453

Results of Operations for U.S. and Canada

System Comparable Sales Growth

During the three and nine months ended September 30, 2013, negative system comparable sales growth in the U.S. and Canada was primarily due to continued softness in consumer spending and ongoing competitive headwinds.

Company restaurants

During the three and nine months ended September 30, 2013, Company restaurant revenues decreased primarily due to the refranchising of 307 Company restaurants during the trailing twelve-month period.

During the three months ended September 30, 2013, CRM% increased primarily as a result of the net refranchising of 307 Company restaurants with lower than average CRM% during the trailing twelve-month period.

During the nine months ended September 30, 2013, CRM% decreased primarily as a result of the deleveraging effect of negative Company comparable sales growth on our fixed occupancy and other operating costs, partially offset by the net refranchising of 307 Company restaurants with lower than average CRM% during the trailing twelve-month period.

Franchise and Property

During the three and nine months ended September 30, 2013, franchise and property revenues increased primarily due to higher royalties and rental income derived from the net refranchising of 307 Company restaurants during the trailing twelve-month period, as well as an increase of approximately $9.0 million in other revenue. These factors were partially offset by the effects of negative franchise comparable sales growth and negative franchise NRG. FX impact was not significant.

During the three and nine months ended September 30, 2013, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings, partially offset by a decrease in bad debt expense. FX impact was not significant.

Segment income and segment margin

During the three months ended September 30, 2013, segment income increased due to an increase in net franchise and property income and a decrease in segment selling, general and administrative expenses (“SG&A”), partially offset by a decrease in CRM.

During the nine months ended September 30, 2013, segment income decreased due to a decrease in CRM, partially offset by an increase in net franchise and property income and a decrease in SG&A.

Segment margin increased during the three and nine months ended September 30, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings.

EMEA

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/ (Unfavorable)			Favorable/ (Unfavorable)
	2013	2012		2013	2012

Company:
Company restaurant revenues	$7.7	$57.9	$(50.2)	$92.6	$203.1	$(110.5)
CRM	1.1	7.3	(6.2)	11.8	21.0	(9.2)
CRM %	14.3%	12.6%	1.7%	12.7%	10.3%	2.4%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	32.0%	29.9%	(2.1)%	30.1%	30.3%	0.2%
Payroll and benefits	26.9%	33.6%	6.7%	33.7%	32.7%	(1.0)%
Depreciation and amortization	5.5%	2.4%	(3.1)%	1.9%	3.3%	1.4%
Other occupancy and operating	21.3%	21.5%	0.2%	21.6%	23.4%	1.8%

Franchise:
Franchise and property revenues	$63.6	$53.8	$9.8	$173.1	$151.1	$22.0
Franchise and property expenses	7.2	7.8	0.6	21.9	20.5	(1.4)
Segment SG&A	11.2	14.5	3.3	35.2	47.4	12.2
Segment depreciation and amortization	2.9	4.0	1.1	8.7	14.2	5.5
Segment income	49.2	42.8	6.4	136.5	118.4	18.1
Segment margin	69.0%	38.3%	30.7%	51.4%	33.4%	18.0%

FX Impact Favorable/(Unfavorable)

Segment revenues	$1.0	$(11.5)		$1.1	$(28.8)
Segment CRM	0.1	(0.8)		0.1	(1.9)
Segment income	0.3	(4.6)		0.1	(12.3)

Key Business Metrics

System-wide sales growth	10.0%	7.0%		8.8%	9.4%
Franchise sales	$1,194.6	$1,017.2		$3,214.5	$2,811.8
Comparable sales growth
Company	(1.7)%	2.1%		1.2%	5.4%
Franchise	2.4%	1.8%		2.1%	3.6%
System	2.4%	1.8%		2.1%	3.7%
NRG
Company	—	—		—	(1)
Franchise	80	33		169	113
System	80	33		169	112
Net Refranchisings	—	1		113	58
Restaurant counts at period end
Company	19	133		19	133
Franchise	3,271	2,861		3,271	2,861
System	3,290	2,994		3,290	2,994

Results of Operations for EMEA

System Comparable Sales Growth

During the three and nine months ended September 30, 2013, system comparable sales growth in EMEA was driven by comparable sales growth in Germany, Spain and Turkey.

Company restaurants

During the three and nine months ended September 30, 2013, Company restaurant revenues decreased primarily due to the net refranchising of 114 Company restaurants during the trailing twelve-month period.

During the three months ended September 30, 2013, CRM% increased primarily as a result of the net refranchising of 114 Company restaurants with lower than average CRM% during the trailing twelve-month period. These factors were partially offset by the deleveraging effect of negative Company comparable sales growth on our fixed occupancy and other operating costs and increased food, paper and product costs.

During the nine months ended September 30, 2013, CRM% increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs, the net refranchising of 114 Company restaurants with lower than average CRM% during the trailing twelve-month period and lower depreciation expense. These factors were partially offset by wage rate increases in Germany.

Franchise and Property

During the three and nine months ended September 30, 2013, franchise and property revenues increased due to an increase in royalties driven by franchise comparable sales growth, franchise NRG of 296 restaurants during the trailing twelve-month period and the net refranchising of 114 Company restaurants during the same period. Additionally, franchise revenue increased as a result of higher initial franchise fees due to an increase in the number of restaurant openings and favorable FX impact. These factors were partially offset by a decrease in rental income in Germany as a result of the transfer of certain properties subleased to franchisees in connection with our Germany refranchising.

During the three months ended September 30, 2013, franchise and property expenses decreased primarily as a result of the transfer of certain properties subleased to franchisees in connection with our Germany refranchising, partially offset by an increase in bad debt expense as a result of higher recoveries in the prior year. FX impact was not significant.

During the nine months ended September 30, 2013, franchise and property expenses increased due to rent expense associated with additional properties leased or subleased to franchisees as a result of refranchisings during the trailing twelve-month period, partially offset by a decrease in rent expense in Germany as a result of the transfer of certain properties subleased to franchisees in connection with our Germany refranchising. FX impact was not significant.

Segment income and segment margin

During the three and nine months ended September 30, 2013, segment income increased primarily due to an increase in net franchise and property income and a decrease in segment SG&A, partially offset by a decrease in CRM.

Segment margin increased during the three and nine months ended September 30, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings, and an increase in CRM%.

LAC

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/ (Unfavorable)			Favorable/ (Unfavorable)
	2013	2012		2013	2012

Company:
Company restaurant revenues	$—	$15.8	NM	$13.9	$46.6	$(32.7)
CRM	—	2.1	NM	2.0	7.1	(5.1)
CRM %	—	13.3%	NM	14.4%	15.2%	(0.8)%

Franchise:
Franchise and property revenues	$18.1	$17.7	$0.4	$51.3	$49.7	$1.6
Franchise and property expenses	0.2	—	(0.2)	0.6	—	(0.6)
Segment SG&A	1.9	4.2	2.3	6.7	11.4	4.7
Segment depreciation and amortization	—	1.6	1.6	0.6	4.8	4.2
Segment income	16.0	17.2	(1.2)	46.6	50.2	(3.6)
Segment margin	88.4%	51.3%	37.1%	71.5%	52.1%	19.4%

NM - not meaningful

FX Impact Favorable/(Unfavorable)

Segment revenues	$(2.4)	(2.4)		$(4.4)	$(8.4)
Segment CRM	—	(0.2)		0.1	(0.8)
Segment income	(2.4)	(1.5)		(4.7)	(4.8)

Key Business Metrics

System-wide sales growth	17.3%	13.0%		13.6%	17.6%
Franchise sales	$366.1	$338.5		$1,045.2	$978.0
Comparable sales growth
Company	—	(5.5)%		(8.7)%	1.0%
Franchise	2.1%	3.1%		(0.3)%	7.9%
System	2.1%	2.7%		(0.5)%	7.5%
NRG
Company	—	1		(2)	1
Franchise	27	24		63	57
System	27	25		61	58
Net Refranchisings	—	—		98	—
Restaurant counts at period end
Company	—	98		—	98
Franchise	1,451	1,182		1,451	1,182
System	1,451	1,280		1,451	1,280

Results of Operations for LAC

System Comparable Sales Growth

During the three months ended September 30, 2013, system comparable sales growth in LAC was driven by comparable sales growth in Brazil, partially offset by negative comparable sales growth in Mexico and Puerto Rico.

During the nine months ended September 30, 2013, negative system comparable sales growth in LAC was driven by negative comparable sales growth in Mexico and Puerto Rico, partially offset by system comparable sales growth in Brazil.

Company restaurants

During the nine months ended September 30, 2013, Company restaurant revenues decreased primarily due to the refranchising of 98 Company restaurants on April 1, 2013.

During the nine months ended September 30, 2013, CRM% decreased primarily as a result of the deleveraging effect of negative Company comparable sales on our fixed occupancy and other operating costs. FX impact was not significant.

Franchise and Property

During the three months ended September 30, 2013, franchise and property revenues increased due to higher royalties driven by franchise comparable sales growth, franchise NRG of 171 restaurants during the trailing twelve-month period and the net refranchising of 98 Company restaurants during the same period. These factors were partially offset by unfavorable FX impact.

During the nine months ended September 30, 2013, franchise and property revenues increased due to higher royalties driven by franchise NRG of 171 restaurants during the trailing twelve-month period and the net refranchising of 98 Company restaurants during the same period. These factors were partially offset by unfavorable FX impact and lower royalties driven by negative franchise comparable sales growth.

During the three and nine months ended September 30, 2013, franchise and property expenses increased primarily due to increases in bad debt expenses. FX impact was not significant.

Segment income and segment margin

During the three and nine months ended September 30, 2013, segment income decreased due to a decrease in CRM, partially offset by an increase in net franchise and property income and a decrease in segment SG&A.

Segment margin increased during the three and nine months ended September 30, 2013, primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings, partially offset by a decrease in CRM%.

APAC

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
			Favorable/ (Unfavorable)			Favorable/ (Unfavorable)
	2013	2012		2013	2012
Franchise:
Franchise and property revenues	$13.0	$11.5	$1.5	$38.7	$35.2	$3.5
Franchise and property expenses	0.6	0.5	(0.1)	1.7	1.9	0.2
Segment SG&A	1.5	2.8	1.3	5.4	10.9	5.5
Segment depreciation and amortization	0.6	1.1	0.5	1.8	5.1	3.3
Segment income	11.4	9.9	1.5	33.2	28.7	4.5
Segment margin	83.8%	44.0%	39.8%	81.8%	34.3%	47.5%

FX Impact Favorable/(Unfavorable)

Segment revenues	$(0.7)	$(0.4)		$(1.0)	$(0.4)
Segment income	(0.7)	(0.2)		(1.0)	(0.4)

Key Business Metrics

System-wide sales growth	14.1%	(1.3)%		10.8%	2.4%
Franchise sales	$366.4	$335.3		$1,108.0	$986.3
System comparable sales growth	3.7%	(2.2)%		3.4%	(1.0)%
System NRG	39	21		104	32
Net Refranchisings	—	38		—	60
Restaurant counts at period end
Company	3	3		3	3
Franchise	1,111	937		1,111	937
System	1,114	940		1,114	940

Results of Operations for APAC

System Comparable Sales Growth

During the three months ended September 30, 2013, system comparable sales growth in APAC was driven by comparable sales growth in Australia, Korea and China, partially offset by negative comparable sales growth in New Zealand and Japan.

During the nine months ended September 30, 2013, system comparable sales growth in APAC was driven by comparable sales growth in Australia and Korea, partially offset by negative comparable sales growth in China, New Zealand and Japan.

Franchise and Property

During the three and nine months ended September 30, 2013, franchise and property revenues increased due to higher royalties driven by franchise comparable sales growth, franchise NRG of 174 restaurants during the trailing twelve-month period and the net refranchising of 38 Company restaurants during September 2012. Additionally, franchise revenue increased as a result of higher initial franchise fees due to an increase in the number of restaurant openings. These factors were partially offset by unfavorable FX impact.

During the three and nine months ended September 30, 2013, franchise and property expenses were relatively unchanged from the prior year.

Segment income and segment margin

During the three and nine months ended September 30, 2013, segment income increased primarily due to an increase in net franchise and property income and a decrease in segment SG&A.

During the three and nine months ended September 30, 2013, segment margin increased primarily as a result of the higher contribution of franchise and property revenues in the segment, which typically yields higher margins than Company restaurant revenues, after the completion of the refranchisings.

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

At September 30, 2013, we had cash and cash equivalents of $764.3 million and working capital of $682.5 million. In addition, at September 30, 2013, we had borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

As of September 30, 2013, we had $1,004.3 million in Tranche A Term Loans outstanding and $690.8 million of Tranche B Term Loans outstanding (the “2012 Term Loan Facility”) under our credit agreement dated September 28, 2012 (the “2012 Credit Agreement”). The 2012 Term Loan Facility, together with the revolving credit facility available under the 2012 Credit Agreement (the “2012 Revolving Credit Facility”) are collectively referred to as the “2012 Credit Facilities”. As of September 30, 2013, the interest rate was 2.50% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. As of September 30, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rate as of September 30, 2013, required debt service for the next twelve months is estimated to be approximately $51.0 million in interest payments and $58.6 million in principal payments.

As of September 30, 2013 we had outstanding $794.5 million of 9.875% senior notes due 2018 (the “Senior Notes”). In addition, as of September 30, 2013, we had outstanding $441.1 million of 11.0% senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC and Burger King Capital Finance, Inc., our wholly-owned indirect subsidiaries.

As of September 30, 2013, we were in compliance with all covenants of the 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes, and there were no limitations on our ability to draw on the availability under our 2012 Revolving Credit Facility.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $267.7 million for the nine months ended September 30, 2013, compared to $144.6 million during the same period in the prior year. The increase in cash provided by operating activities was driven primarily by changes in working capital resulting from the timing of advertising expenditures and lower interest and income tax payments and an increase in net income, excluding non-cash adjustments.

Investing Activities

Cash provided by investing activities was $38.1 million for the nine months ended September 30, 2013, compared to $27.4 million during the same period in the prior year. The increase in cash provided by investing activities was driven primarily as a result of a decrease in capital expenditures and a decrease in payments for acquired franchisee operations, partially offset by a decrease in proceeds from refranchisings, net.

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

	Nine Months Ended September 30,
	2013	2012
New restaurants	$—	$1.1
Existing restaurants	3.9	23.3
Other, including corporate	6.9	13.3

Total	$10.8	$37.7

We expect cash capital expenditures of approximately $30.0 million to $40.0 million in 2013. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand and cash flow from operations.

Financing Activities

Cash used for financing activities was $90.9 million for the nine months ended September 30, 2013, compared to $148.7 million during the same period in the prior year. The decrease in cash used for financing activities was driven primarily as a result of cash used for the prepayment of term loans and repurchase of Senior Notes and Discount Notes and the payment of financing costs during the nine months ended September 30, 2012, partially offset by dividend payments during the nine months ended September 30, 2013.

Dividends

On February 14, 2013, our board declared a cash dividend of $0.05 per share, which was paid on March 15, 2013 to shareholders of record on February 28, 2013. On April 10, 2013, our board declared a cash dividend of $0.06 per share, which was paid on May 15, 2013 to shareholders of record on May 1, 2013. On July 30, 2013, our board declared a cash dividend of $0.06 per share, which was paid on August 30, 2013 to shareholders of record on August 15, 2013. On October 27, 2013, our board declared a cash dividend of $0.07 per share, to be paid on November 26, 2013 to shareholders of record on November 12, 2013. Future dividends will be determined at the discretion of the Board of Directors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of September 30, 2013, we estimate it will take approximately 14 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in certain countries in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of September 30, 2013, the deferred income associated with this contract totaled $2.2 million.

In the event of early termination of any of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of September 30, 2013, there were $107.0 million of loans outstanding to franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $219.8 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $31.9 million, assuming full utilization of all borrowing capacity. As of September 30, 2013, the liability reflecting the fair value of these guarantee obligations was $4.3 million. No significant payments have been made by us in connection with these guarantees through September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the nine months ended September 30, 2013 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K filed with the SEC on February 22, 2013 for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our fully franchised business model; our expectations and belief regarding the costs and benefits of implementing our global portfolio realignment project; our expectations and belief regarding our ability to accelerate international development through joint venture structures and master franchise and development agreements; our expectations and belief regarding our ability to complete our global portfolio realignment project; our expectations and belief regarding our ability to repurchase shares and return cash to shareholders; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps and forward-starting interest rate swaps and to hedge our net investment in a Swiss subsidiary through the purchase of cross-currency swaps; our expectations with respect to amounts we expect to be reclassified into earnings within the next twelve months; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

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

On April 10, 2013, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the share limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. No shares were repurchased during the third quarter of 2013.

Item 5.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 30, 2013, the Compensation Committee of the Company approved and adopted a new severance pay plan for eligible employees of BKC and its subsidiaries, including certain of the named executive officers (the “Severance Plan”). Pursuant to the Severance Plan, eligible employees whose employment is involuntarily terminated due to reductions in staff, position elimination, facility closing, closure of a business unit or organizational changes or restructuring are entitled to two weeks of severance for every year worked, with a two-week minimum and capped at five months for employees at the level of vice president and above. In addition, employees are entitled to receive continued group medical, dental and vision coverage at the active employee rate for the longer of three months or the employee’s severance pay period, subject to certain conditions. The employee’s right to receive these benefits is subject to his or her execution of a general release of claims in favor of BKC and entry into other separation documents. A copy of the Severance Plan is attached as Exhibit 10.31 to this report.

On October 14, 2013, we reimbursed Steve Wiborg, our former Chairman, North America, for closing costs of $113,001, plus tax gross-up of $42,541, in connection with the sale of his home in Miami, Florida and agreed to pay approximately $37,000 in relocation expenses in connection with Mr. Wiborg’s move back to Chicago.

Item 6. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description

10.31	Burger King Corporation U.S. Severance Pay Plan

10.32	Form of Option Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan

10.33	Form of Board Member Option Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 903 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING WORLDWIDE, INC. (Registrant)

Date: October 28, 2013	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.31	Burger King Corporation U.S. Severance Pay Plan

10.32	Form of Option Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan

10.33	Form of Board Member Option Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document