Form 10-K
period 2013-12-31
Burger King Worldwide, Inc.
filed 2014-02-21
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2013, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was $1,224,414,023.

The number of shares outstanding of the registrant’s common stock as of February 10, 2014 was 351,816,664 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

BURGER KING WORLDWIDE, INC.

2013 FORM 10-K ANNUAL REPORT

Burger King®, Whopper®, Angry Whopper®, SatisfriesTM, Taste Is King® and Hungry Jack’s® are trademarks of Burger King Corporation. References to Fiscal 2010 and Fiscal 2009 in this Form 10-K are to the fiscal years ended June 30, 2010 and 2009, respectively, references to the Transition Period are to the six months ended December 31, 2010 and references to 2013, 2012 and 2011 are to the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Worldwide, Inc. and its subsidiaries.

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

Overview

Burger King Worldwide, Inc. (“BKW,” the “Company,” “we,” “us” or “our”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of December 31, 2013, we owned or franchised a total of 13,667 restaurants in 97 countries and U.S. territories worldwide. Of these restaurants, 13,615 were owned by our franchisees and 52 were Company restaurants. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, French fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts and product platforms appealing to different customer groups. During our nearly 60 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers guests fast, delicious food at affordable prices.

We generate revenue from three sources: (1) retail sales at Company restaurants, (2) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and initial and renewal fees paid by franchisees, and (3) property income from properties that we lease or sublease to franchisees.

We believe that we can deliver value to our shareholders and enhance the Burger King® brand by focusing our efforts on the stewardship of our brand. During 2013, we completed our global refranchising initiative to sell our Company restaurants to franchisees, and we believe we are one of the few pure franchise and real estate companies in our quick service restaurant, or QSR, peer group. We continue to own and operate 52 restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems. We believe that our fully franchised business model will yield many benefits, such as accelerating international expansion, helping to drive restaurant remodels, maximizing capital efficiency and increasing our profitability and cash flow. Furthermore, we believe that our fully franchised business model will permit us to focus on narrowing the average restaurant sales gap with our peers, through menu innovation, franchisee operational support and brand development.

Our History

We were founded in 1954 when James McLamore and David Edgerton opened the first Burger King restaurant in Miami, Florida and in 1957 we introduced our signature Whopper® sandwich. In October 2010, we were acquired by 3G Capital Special Situations Fund II, L.P. (“3G”), which is controlled by 3G Capital Partners, Ltd., an investment firm based in New York (“3G Capital”). On June 20, 2012, upon our merger with a subsidiary of Justice Holdings Limited (“Justice”), we changed our name to Burger King Worldwide, Inc. and listed our shares on the New York Stock Exchange under the symbol “BKW”.

Our Industry

We operate in the FFHR category of the QSR segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time. According to The NPD Group, Inc. (“NPD Group”), which prepares and disseminates CREST® data, QSR consumer spending has grown at an annual rate of 3% over the past 10 years, totaling approximately $254 billion for the 12-month period ended November 2013.

According to NPD Group, the FFHR category is the largest category in the QSR segment, generating consumer spending of $72.6 billion in the United States for the 12-month period ended November 2013, representing 29% of total QSR consumer spending. According to NPD Group, for the 12-month period ended November 2013, Burger King accounted for approximately 12% of total FFHR consumer spending in the United States.

Our Business Strategy

We believe there are significant growth opportunities for our Company and the Burger King system by:

•	Driving sales and traffic in the U.S. and Canada: We have identified the four priorities, or “pillars,” that we believe will enable us to drive future sales and traffic in the U.S. and Canada.

•	Menu. The strength of our menu has been built on our distinct flame-grilled cooking platform to make better tasting burgers. During 2013, we adopted a multi-tier balanced approach to value and premium offerings by pairing value promotions, such as the $1 Fry Burger, with premium limited time offerings such as the Angry Whopper® sandwich and Chipotle Whopper® sandwich. In the third quarter of 2013, we introduced Satisfries™, a first of its kind better-for-you French fry. We will continue to optimize our menu by focusing on our core products, such as our flagship Whopper sandwich, while maintaining a balance between value promotions and premium limited time offerings to drive sales and traffic.

•	Marketing Communications. We have established a data driven marketing process which is focused on driving restaurant sales and traffic, while targeting a broader consumer base with more inclusive messaging. We have launched a food-centric marketing strategy with the tagline Taste Is King®, which we believe will refocus our consumers on our food, which is our core asset. We will be using multiple touch points to advertise our products, including digital advertising, social media and on-line video. We believe that this food-centric marketing strategy will allow us to strike a balance between value promotions and premium limited time offerings to drive profitable restaurant sales and traffic.

•	Operations. We believe that improving restaurant operations and enhancing the customer experience are key components to increasing the profitability of the Burger King system. As part of our franchisee-focused approach to our business, we have implemented standardized restaurant crew training and restructured our field teams to significantly increase our field presence and more closely align the compensation of these field teams with restaurant performance.

•	Image. We believe that re-imaged Burger King restaurants increase curb appeal and result in increased customer sales. Our goal is to have 40% of our U.S. and Canada Burger King restaurants on a modern image by the end of 2015. We have lowered the cost of remodeling restaurants by improving the supply chain and providing franchisees with financial incentives, and we will continue to work on initiatives to reduce the cost of restaurant remodels. We have provided franchisees with access to third-party financing programs to assist them in their remodeling efforts. Re-imaged restaurants have experienced a sales uplift of approximately 10-15% on average, providing our franchisees with the opportunity to achieve an attractive return on their investment.

•	Accelerating international development: We believe that international development is one of the principal drivers of long-term growth of the business and value for our shareholders. We seek to accelerate our international growth by:

•	creating strategic joint ventures with accelerated development targets, in which we retain a meaningful minority equity interest; and

•	entering into master franchise and development agreements with experienced local operators.

Generally, these strategic arrangements grant one or more franchisees the exclusive right to develop and manage Burger King restaurants in a specific country or region. We have focused our international expansion plans predominantly in high-growth emerging markets where we believe our current penetration is low relative to our potential. We believe this strategy will permit us to capitalize on under-penetrated markets and rising middle class consumer spending.

Since we started to implement this strategy, we have successfully entered into international development and joint venture agreements in high-growth markets such as Brazil, China, Russia and South Africa that we believe have created a platform for sustainable long-term unit development. During 2013, we established joint ventures in Mexico, India and France and granted exclusive master franchise and development rights for each market. In each joint venture we typically pair a proven local operator with a strong financial partner while retaining an equity stake. Also during 2013, we entered into master franchise and development agreements with franchisees in Canada, Finland, the Netherlands, Pakistan, and Sri Lanka, and we are actively seeking strategic partners to accelerate our international expansion in other countries.

•	Driving corporate-level G&A efficiencies: We are committed to managing our corporate-level G&A through our “Zero Based Budgeting” program. This annual planning method is designed to build a strong ownership culture by requiring departmental budgets to estimate and justify costs and expenditures from a “zero base,” rather than focusing on the prior year’s base. As part of our commitment, we tie a significant portion of incentive compensation specifically to our G&A budget.

Global Operations

We operate in four geographic segments: (i) the U.S. and Canada; (ii) Europe, the Middle East and Africa, or EMEA; (iii) Latin America and the Caribbean, or LAC and (iv) Asia Pacific, or APAC. We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 21 of this Form 10-K.

The table below sets forth our restaurant portfolio in each of our four geographic segments as of December 31, 2013:

	Worldwide	U.S. & Canada	EMEA	LAC	APAC
Restaurants
Company	52	52	—	—	—
Franchise	13,615	7,384	3,450	1,550	1,231
Total	13,667	7,436	3,450	1,550	1,231
% Total	100%	55%	25%	11%	9%

United States and Canada (U.S. and Canada)

As of December 31, 2013, we had 7,384 franchise restaurants and 52 Company restaurants in the U.S. and Canada, as compared to 7,293 and 183, respectively, as of December 31, 2012. We refranchised 127 restaurants during 2013 and 752 restaurants during 2012 in the U.S. and Canada, bringing the region to approximately 100% franchised as of December 31, 2013. We continue to own and operate 52 restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems. In connection with the refranchising of all of our restaurants in Canada to a new franchisee, we granted the franchisee master franchise and development rights for Canada. We own 28.9% of Carrols Restaurant Group, Inc., our largest franchisee, and have two seats on its board of directors.

During 2013, we also continued to implement our Four Pillars strategy to improve comparable sales growth and franchise profitability by enhancing our Menu, Marketing Communications, Image, and Operations. We believe that this approach will enable us to deliver an enjoyable customer experience and improve the attractiveness of our brand to current and prospective franchisees by driving profitable sales growth.

The table below sets forth our restaurant portfolio in the U.S. and Canada as of December 31, 2013, 2012 and 2011:

	Number of Restaurants
Country:	2013	2012	2011
US	7,155	7,183	7,204
Canada	281	293	296

Total	7,436	7,476	7,500

Europe, the Middle East and Africa (EMEA)

EMEA is our second largest region, as measured by number of restaurants. As of December 31, 2013, we had 3,450 franchise restaurants and no Company restaurants in EMEA, as compared to 2,989 and 132, respectively, as of December 31, 2012. During 2013, we refranchised all of our Company restaurants in Germany and Spain, bringing the region to 100% franchised. While Germany continues to be the largest market in EMEA with 692 restaurants as of December 31, 2013, Turkey and Russia, which are both master franchise markets, are two of our fastest growing markets with net openings of 67 restaurants and 88 restaurants, respectively, during 2013.

As part of our international growth strategy, we have created strategic master franchise joint ventures in three EMEA markets over the past two years: Russia and South Africa (both established in 2012) and France (established in November 2013). In France, we partnered with Groupe Bertrand, a leading multi-brand restaurant group with approximately 250 restaurants throughout France, and Naxicap Partners, a leading French private equity firm. During the past two years, we also entered into master franchise and development agreements with franchisees in the Scandinavian countries (Norway, Sweden and Denmark), Finland and the Netherlands. We will continue to evaluate opportunities to accelerate development, including through the establishment of master franchises with exclusive development rights and joint ventures with new and existing franchisees. We believe there are significant growth opportunities throughout the EMEA region.

The table below sets forth our restaurant portfolio in our major markets in EMEA as of December 31, 2013, 2012 and 2011:

	Number of Restaurants
Country:	2013	2012	2011
Germany	692	684	678
Spain	561	522	484
Turkey	553	486	408
UK	484	473	469
Russia	174	86	39
Italy	107	91	72
Saudi Arabia	95	80	64
Sweden	90	79	71
UAE	74	68	60
Kuwait	73	64	61
Netherlands	58	56	54
Portugal	39	38	38
Austria	37	34	31
Switzerland	37	31	32
Norway	35	32	32
Other	341	297	289

Total	3,450	3,121	2,882

Latin America and the Caribbean (LAC)

As of December 31, 2013, we had 1,550 franchise and no Company restaurants in LAC, as compared to 1,290 and 100, respectively, as of December 31, 2012. In April 2013, we contributed all of our 98 Company restaurants in Mexico to a joint venture with Alsea S.A.B. de C.V., the parent of our largest franchisee in Mexico, in exchange for cash and a 20.0% equity stake in the joint venture and granted the joint venture exclusive master franchise and development rights. Brazil, where we established a master franchise joint venture in 2011, is one of our fastest growing markets, with net restaurant openings of 93 in 2013.

The table below sets forth our restaurant portfolio in our major markets in LAC as of December 31, 2013, 2012 and 2011:

	Number of Restaurants
Country:	2013	2012	2011
Mexico	449	431	415
Brazil	317	224	140
Puerto Rico	185	183	180
Argentina	72	65	58
Venezuela	70	63	54
Guatemala	45	44	43
El Salvador	40	40	38
Colombia	38	28	18
Other	334	312	276

Total	1,550	1,390	1,222

Asia Pacific (APAC)

As of December 31, 2013, we had 1,231 franchise and no Company restaurants in APAC, as compared to 1,007 and 3, respectively, as of December 31, 2012. Australia, which is a master franchise market, is the largest market in APAC, with 371 restaurants as of December 31, 2013, all of which are franchised and operated under the name Hungry Jack’s®, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King.

As part of our international growth strategy, we have created strategic master franchise joint ventures in China and India in which we received a meaningful minority equity stake in the joint venture. Our India joint venture was established in November 2013 with Everstone Capital Partners, one of India’s leading private equity firms. We have also entered into master franchise agreements for Singapore, Malaysia, South Korea, Pakistan, Sri Lanka and Japan. We believe there are significant growth opportunities in APAC, and we will continue to pursue master franchise agreements and joint ventures throughout the region.

The table below sets forth our restaurant portfolio in our major markets in APAC as of December 31, 2013, 2012 and 2011:

	Number of Restaurants
Country:	2013	2012	2011
Australia	371	357	347
China	190	86	56
South Korea	164	139	128
New Zealand	86	82	79
Japan	82	64	44
Malaysia	56	43	34
Indonesia	48	40	30
Singapore	43	41	45
Philippines	36	29	25
Taiwan	36	41	44
Thailand	34	29	27
Other	85	59	49

Total	1,231	1,010	908

U.S. and Canada Re-imaging Program

As part of our Four Pillars strategy for the U.S. and Canada, during 2013 we continued to focus on our re-imaging program to enhance the restaurant experience of our guests. The improved “20/20” restaurant design draws inspiration from our signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. Rigorous consumer testing confirmed the 20/20 image was the right one for the Burger King brand. Re-imaged restaurants have experienced a sales uplift of approximately 10% to 15%, on average. The average cost to re-image a restaurant is approximately $300,000-$350,000.

Our goal is to have 40% of U.S. and Canada Burger King restaurants on a modern image by the end of 2015. As of December 31, 2013, approximately 30% of the restaurants in the U.S. and Canada are on a modern image, up from 19% as of December 31, 2012. During 2013 we launched the second phase of our re-imaging initiative in the U.S. to accelerate the pace of re-imaging by offering temporary financial incentives to franchisees. This initiative ended in December 2013. During 2012, we launched a third party lending program to provide financing to U.S. franchisees to facilitate their remodeling efforts. Third party lending programs to finance restaurant remodels were also available to franchisees in 2013 and will continue to be available in 2014. We believe that our lower-cost 20/20 image remodel, coupled with favorable financing terms offered by the third party lending programs, is an attractive value proposition that will drive meaningful sales uplifts and provide an attractive return on investment for our franchisees.

Marketing Fund

Historically our Company restaurants and our franchisees make monthly contributions, generally 4% to 5% of restaurant gross sales, to managed advertising funds. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions. In addition to the mandated advertising fund contributions, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area level by making contributions beyond those required for participation in the national advertising fund.

In the United States and other markets where we have historically owned Company restaurants, the Company manages the advertising fund. In other international markets, including the markets managed by master franchisees, franchisees make contributions into franchisee-managed advertising funds. As part of our global marketing strategy, we provide franchisees with advertising support and guidance in order to deliver a consistent global brand message.

In the United States and in other countries where we manage the advertising fund, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions, among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements, to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In the United States and certain other markets, we typically conduct a non-binding poll of our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign.

In 2013 and 2012, the advertising fund in the United States was impacted by a temporary reduction in advertising fund contributions paid by the Company and participating U.S. franchisees associated with incentives to accelerate implementation of restaurant equipment initiatives, and we expect that the reduction in advertising contributions will continue until 2016. As a result, the Company’s advertising contributions in the U.S. were not material in 2013 and we anticipate continued de minimus advertising contributions.

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

As part of the “Menu” pillar in the U.S. and Canada, we launched Satisfries™, a first of its kind better-for-you French fry, in the third quarter of 2013. In 2014, our menu strategy will focus on enhancing core menu items, such as our great tasting line of burgers and our line of breakfast products, while delivering compelling value to drive sales and traffic and rolling out fewer, more impactful products.

Operations Support

Our operations strategy is designed to drive best-in-class restaurant operations by our franchisees and improve friendliness, cleanliness, speed of service and overall guest satisfaction to drive long-term growth. We have uniform operating standards and specifications relating to selection of menu items, maintenance and cleanliness of the premises. In addition, all Burger King restaurants are required to be operated in accordance with quality assurance and health standards which we establish, as well as standards set by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking and holding times and temperatures, sanitation and cleanliness.

We require each franchisee’s managing owner and designated restaurant manager to complete initial and ongoing training programs provided by us, including minimum periods of classroom and on the job training. BK® GURU is our digital learning and communications platform for our restaurant-level teams, providing both basic and advanced training solutions for managers and team members. In the U.S., we and an independent outside vendor administer the Restaurant Food Safety certification, which is intended to bring heightened awareness to food safety, and includes immediate follow-up procedures to take any action needed. Additionally, to improve our focus on in-store operations, we use “GUEST TRAC” surveys in the U.S. and many other countries to assess customer satisfaction with restaurant operations. We have improved our responsiveness to guest experience reporting through a more user-friendly website.

We have a field management structure with “Sales, Profit, and Operations Coaches” who work shoulder-to-shoulder with restaurant teams to increase customer satisfaction, operational efficiency and franchise profitability. Each coach manages approximately 30 restaurants to enable coaches to partner more closely with restaurant teams. Our coaches focus on a few, high-impact priorities to steadily improve restaurant operations and guest satisfaction. Our coaches’ compensation structure is incentivized based on franchise restaurant performance. This structure allows for a “true” partnership in driving restaurant performance and guest satisfaction.

Franchise Agreements

General. We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. For each franchise restaurant, we generally enter into a franchise agreement covering a standard set of terms and conditions. Recurring fees consist of monthly royalty and advertising payments. Franchisees report gross sales on a monthly basis and pay royalties based on gross sales.

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

U.S. and Canada. In the U.S. and Canada, we (or our master franchisee with respect to sub-franchise restaurants in Canada) typically enter into a separate franchise agreement for each restaurant. The typical franchise agreement in the U.S. and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. Subject to the incentive programs described below, most new franchise restaurants pay a royalty of 4.5% in the U.S. In Canada, our master franchisee typically pays a royalty of 3.0% to BKC and royalties paid in connection with sub-franchise restaurants are shared between BKC and the master franchisee. The weighted average royalty rate in the U.S. and Canada was 3.9% as of December 31, 2013. In addition to their royalties, franchisees in the U.S. and Canada are generally required to make a contribution to the advertising fund equal to a percentage of gross sales, typically 4%, on a monthly basis.

During 2013, we offered franchisees reduced up-front franchise fees and limited-term royalty rate reductions to accelerate development of new restaurants. This development incentive program will remain in place through the end of 2014. In October 2013, we launched a new program to encourage franchisees with low performing restaurants to close these restaurants and open replacement restaurants by offering limited-term credits for BKC charges associated with the replacement restaurants. In addition, in an effort to improve the image of our restaurants in the United States, we offered U.S. franchisees reduced up-front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants in our 20/20 image during 2012 and 2013. These limited-term incentive programs are expected to negatively impact our effective royalty rate until 2021. However, we expect this impact to be partially mitigated as we will also be entering into new franchise agreements in the United States with a 4.5% royalty rate.

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

In some countries, we have entered into master franchise agreements that allow franchisees to sub-franchise restaurants to other franchisees within their territory. In other countries, we have entered into arrangements with franchisees under which they have agreed to nominate third party franchisees to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to franchisees on our behalf, and, in some cases, we have agreed to share royalties and franchise fees paid by such third party franchisees. As part of our international growth strategy, we are also entering into joint ventures with franchisees and granting master franchise and development rights to these entities. As part of these arrangements, we seek to receive a meaningful minority equity stake in the joint venture. We expect to continue to use this investment vehicle as one of the strategies to increase our presence globally.

Franchise Restaurant Leases. We have not historically required that we own the land or the building associated with our franchise restaurants and our standard franchise agreement does not contain a lease component. However, in implementing our refranchising initiative, we have, in many circumstances, retained the lease or title on the property and building associated with the refranchised restaurants. Consequently, the number of our property leases with franchisees increased significantly during 2012. To the extent that we lease or sublease the property to a franchisee, we will enter into a separate lease agreement. For properties that we lease from third-party landlords and sublease to franchisees, our leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of December 31, 2013, we leased or subleased to franchisees 1,845 properties in the U.S. and Canada, 113 properties in EMEA, primarily sites located in the U.K. and Germany, and six properties in LAC, all located in Mexico. These properties represented approximately 25% in the U.S. and Canada and 3% in EMEA of our total franchise restaurant count in such regions. As of December 31, 2013, we did not lease or sublease any properties to franchisees in APAC.

Supply and Distribution

General. We establish the standards and specifications for most of the goods used in the development and operation of our restaurants and for the direct and indirect sources of supply of most of those items. These requirements help us assure the quality and consistency of the products sold at our restaurants and protect and enhance the image of the Burger King system and the Burger King brand.

In general, we approve the manufacturers of the food, packaging and equipment products and other products used in Burger King restaurants, as well as the distributors of these products to Burger King restaurants. Franchisees are generally required to purchase these products from approved suppliers and distributors. We consider a range of criteria in evaluating existing and potential suppliers and distributors, including food safety, product and service consistency, delivery timeliness and financial condition.

U.S. and Canada. Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system in the United States. As the purchasing agent for the Burger King system in the United States, RSI negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the Company restaurants and franchisees who appoint RSI as their agent for these purposes. As of December 31, 2013, RSI was appointed the distribution manager for approximately 91% of the restaurants in the United States. A subsidiary of RSI acts as purchasing agent for food and paper products for franchise restaurants in Canada. As of December 31, 2013, four distributors serviced approximately 86% of U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

In Fiscal 2000, we entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Snapple, Inc. to supply Company restaurants and franchise restaurants with their products and which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2013, we estimate that it will take approximately 16 years to complete the Coca-Cola and Dr Pepper/Snapple, Inc. purchase commitments. If these agreements were terminated, we would be obligated to pay an aggregate amount equal to approximately $500 million as of December 31, 2013 based on an amount per gallon for each gallon of soft drink syrup remaining in the purchase commitments, interest and certain other costs.

International. There is currently no designated purchasing agent that represents franchisees in our international regions. We approve suppliers and distributors and use similar standards and criteria to evaluate international suppliers that we use for U.S. suppliers. Franchisees may propose additional suppliers, subject to our approval and established business criteria.

Intellectual Property

We own valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. As of December 31, 2013, we owned approximately 4,006 trademark and service mark registrations and applications and approximately 1,078 domain name registrations around the world, some of which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents of varying duration relating to equipment used in our restaurants.

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

Government Regulation

General. As a manufacturer and distributor of food products, we and our franchisees are subject to food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States, the United Kingdom and Spain. Certain counties, states and municipalities have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level. Regulators in Canada and in other countries have encouraged the food industry to take steps to reduce the level of exposure to acrylamide, a potential carcinogen that naturally occurs in the preparation of foods such as French fries.

U.S. and Canada. We and our franchisees are subject to U.S. and international laws affecting the operation of our restaurants and our business. Each of our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. We and our franchisees are also subject to laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages.

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

Environmental Matters

We and our franchisees are subject to various federal, state and local environmental regulations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives caused an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions which could adversely impact our operations and/or increase the cost of our food and other supplies in ways which we cannot predict at this time.

Seasonal Operations

Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months when weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Our Employees

As of December 31, 2013, we had approximately 2,420 employees in our Company restaurants, restaurant support centers and field operations. Our franchisees are independent business owners so their employees are not our employees and therefore are not included in our employee count.

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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Executive Officers, Code of Conduct for Directors and the charters of the Audit Committee, Compensation Committee and Executive Committee of the Board of Directors are posted on the Investor Relations section of our website, www.bk.com.

Our principal executive offices are located at 5505 Blue Lagoon Drive, Miami, Florida 33126 (305-378-3000).

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our belief and expectations regarding our ability to drive sales and traffic in the U.S and Canada through execution of our four pillars strategy of marketing communications, menu, operations and image; our belief and expectations regarding the strength of our menu and our ability to optimize our menu by focusing on core products while delivering compelling value to drive sales and traffic and rolling out fewer, more impactful products; our belief and expectations regarding the ability of our field structure to improve our restaurant operations in the U.S. and Canada, including speed of service and restaurant cleanliness; our belief and expectations that our re-imaged restaurants will generate significant sales uplifts and high return on capital for our franchisees; our belief and expectations that our fully-franchised business model will accelerate international expansion, help drive new restaurant remodels, maximize capital efficiency and enhance our profitability and cash flow; our belief and expectations that our international growth strategy of utilizing strategic joint ventures and master franchise and development agreements will permit us to capitalize on emerging markets and rising middle class consumer spending; our belief and expectations regarding new market entries in 2014 and beyond; our belief and expectations regarding significant international growth opportunities; our ability to manage fluctuations in foreign currency exchange and interest rates; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; and our expectations regarding unrecognized tax benefits. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

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

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to effectively respond to consumer preferences and to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to (1) react to changes in pricing, marketing and the QSR segment in general more quickly and more effectively than we can, (2) rapidly expand new product introductions, (3) spend significantly more on advertising, marketing and other promotional activities than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers and (4) devote greater resources to accelerate their restaurant remodeling and rebuilding efforts. Moreover, certain of our major competitors have completed the reimaging of a significant percentage of their store base. These competitive advantages arising from greater financial resources and economies of scale may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. Such competition may adversely affect our revenues and profits by reducing royalty payments from franchise restaurants.

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

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, increased energy prices, inflation, foreclosures, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. During the last recession, as a result of these factors we experienced reduced revenues and sales deleverage, spreading fixed costs across a lower level of sales and causing downward pressure on our profitability. These factors also reduced sales at franchise restaurants, resulting in lower royalty payments from franchisees.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2013, we had aggregate outstanding indebtedness of $2,951.1 million, including $1,680.8 million outstanding under our senior secured credit facility (the “2012 Credit Agreement”), $794.5 million of 9 7/8% senior notes due 2018 (the “Senior Notes”) and $453.1 million of 11.0% senior discount notes due 2019 (the “Discount Notes”). Subject to certain restrictions under our existing indebtedness, we and BKC may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

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

A breach of our covenants under the Senior Notes Indenture, the Discount Notes Indenture or the 2012 Credit Agreement could result in an event of default under the applicable indebtedness. Any such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries would not have sufficient assets to repay that indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Notes. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Notes Indenture, the Discount Notes Indenture and the 2012 Credit Agreement restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Our fully franchised business model presents a number of disadvantages and risks.

Approximately 100% of Burger King restaurants are owned and operated by franchisees. Our fully franchised business model presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives. For example, our success in executing one of our key strategies (re-imaging our restaurant base) will depend on the ability and willingness of our franchisees to reinvest in remodeling or rebuilding their restaurants. The problems associated with these drawbacks may present a significant challenge for management.

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

In connection with our refranchising strategy, we have entered into subleases with our franchisees. The subleases we enter into with franchisees for these properties typically pass through financial obligations to the franchisee, but if a franchisee fails to perform the financial obligations passed through to them under the sublease, we will be required to perform these obligations resulting in an increase in our leasing and operational costs and expenses.

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

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be materially and adversely affected. Moreover, because franchisees and Company restaurants contribute to our advertising fund based on a percentage of their gross sales, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs. In addition, we have emphasized certain value offerings in our marketing and advertising programs to drive traffic at our stores. The disadvantage of value offerings is that the low-price offerings may condition our guests to resist higher prices in a more favorable economic environment.

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

Our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures.

We believe that our future growth and profitability will depend on our ability to successfully accelerate international development with strategic partners and joint ventures. Internationally, we have moved to a business model in which we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Over the past two and a half years, we have entered into master franchise and development agreements with franchisees in Brazil, China, Russia, South Africa, Mexico, India, France, Singapore, Malaysia, South Korea, the Nordic countries, Canada, Finland, the Netherlands, Pakistan, Japan and Sri Lanka, and we are actively seeking strategic partners for new joint venture and master franchise relationships as part of our overall strategy for international expansion. These new arrangements may give our joint venture and/or master franchise partners the exclusive right to develop and manage Burger King restaurants in a specific country or countries. A joint venture partnership involves special risks, such as our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Our master franchise arrangements present similar risks and uncertainties. We cannot control the actions of our joint venture partners or master franchisees, including any nonperformance, default or bankruptcy of joint venture partners or master franchisees. In addition, the termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets. We may not be able to find another operator to resume development activities in such market or markets. Any such delay, discontinuation or interruption could materially and adversely affect our business and operating results.

While we believe that our joint venture and master franchise arrangements provide us with experienced local business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our international operations.

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

In certain of our international markets, we enter into agreements with master franchisees that permit the master franchisee to develop and operate restaurants in defined geographic areas. As permitted by our master franchise agreements, certain master franchisees may elect to sub-franchise rights to develop and operate restaurants in the geographic area covered by the master franchise agreement. Our master franchise agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and, as a result, are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income paid to the applicable master franchisee and ultimately to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.

Our future prospects depend on our ability to implement our strategy of increasing our restaurant portfolio.

We plan to significantly increase worldwide restaurant count. A significant component of our future growth strategy involves increasing our restaurant count in our international markets. We and our franchisees face many challenges in opening new restaurants, including, among others:

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

As of December 31, 2013, our restaurants were operated, directly by us or by franchisees, in 97 countries and U.S. territories worldwide (including Guam and Puerto Rico, which are considered part of our international business). During 2013, our revenues from international operations represented 47% of total revenues and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in the section and include the following:

•	governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the risk of single franchisee markets and single distributor markets;

•	the risk of markets in which we have granted exclusive development and subfranchising rights;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate;

•	the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	changing labor conditions and difficulties in staffing the international operations of our franchisees;

•	the impact of labor costs on our franchisees’ margins given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants; and

•	the effects of increases in the taxes we pay and other changes in applicable tax laws.

These factors may increase in importance as we expect our franchisees to open new restaurants in international markets as part of our growth strategy.

Our business is subject to fluctuations in foreign currency exchange and interest rates.

Our international operations are impacted by fluctuations in currency exchange rates and changes in currency regulations. Our royalty payments in our European markets and in certain other countries are denominated in currencies other than U.S. dollars. Consequently, our franchise revenues from those countries are subject to fluctuations in currency exchange rates. Furthermore, our franchise royalties from our international franchisees are calculated based on local currency sales; consequently our franchise revenues are still impacted by fluctuations in currency exchange rates. Our revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.

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

Our restaurant reimaging initiative depends on the ability, and willingness, of franchisees to accelerate the remodeling of their existing restaurants. We have implemented a more cost effective remodeling solution which focuses spending on improvements that we believe will drive meaningful sales lifts to maximize return on capital. However, our franchisees may not be willing to commit to engage in such remodeling. The average cost to remodel a stand-alone restaurant in the United States is approximately $300,000-$350,000 and the average cost to replace the existing building with a new building is approximately $1.2 million. Even if they are willing to participate, many of our franchisees will need to borrow funds in order to finance these capital expenditures. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants, and our future growth could be adversely affected.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, high quality food products. However, food-borne illnesses, such as E. coli, bovine spongiform encephalopathy or “mad cow disease,” hepatitis A, trichinosis or salmonella, and other food safety issues have occurred in the food industry in the past, and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as mad cow disease, which could give rise to claims or allegations on a retroactive basis. Any report or publicity linking us or one of our franchisees to instances of food-borne illness or other food safety issues, including food tampering, adulteration or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Outbreaks of disease, as well as influenza, could reduce traffic in our stores. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

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

Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact our restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics whether occurring in the United States or abroad, can keep customers in the affected area from dining out and result in lost opportunities for our restaurants. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in restaurant operating losses.

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

Four distributors service approximately 86% of our U.S. system restaurants and in many of our international markets, we have a single distributor that delivers products to all of our restaurants. Our distributors operate in a competitive and low-margin business environment. If one of our principal distributors is in financial distress and therefore unable to continue to supply us and our franchisees with needed products, we may need to take steps to ensure the continued supply of products to restaurants in the affected markets, which could result in increased costs to distribute needed products. If a principal distributor for our Company restaurants and/or our franchisees fails to meet its service requirements for any reason, it could lead to a disruption of service or supply until a new distributor is engaged, which could have an adverse effect on our business.

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

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our federal income tax returns for fiscal years 2009, 2010, the period from July 1, 2010 to October 18, 2010 and the period from October 19, 2010 to December 31, 2010 are currently under audit by the Internal Revenue Service and from time to time, we are subject to additional U.S. state and local income tax audits, international income tax audits and sales, franchise and VAT tax audits. Our effective income tax rate and tax payments in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; changes in the valuation of deferred tax assets and liabilities; continued losses in certain international markets that could trigger a valuation allowance; changes in tax laws; the outcome of income tax audits in various jurisdictions around the world; taxes imposed upon sales of Company restaurants to franchisees; and any repatriation of non-U.S. earnings or our determination that unremitted earnings from foreign subsidiaries for which we have not previously provided for U.S. taxes were no longer permanently reinvested outside the U.S.

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

Many of our Company and franchise restaurants are presently located on leased premises. As leases underlying our Company and franchise restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand building initiatives could be adversely affected. We generally cannot cancel these leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand, which represents 39% of the total assets on our balance sheet as of December 31, 2013, and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

We currently are and in the future may be subject to litigation that could have an adverse effect on our business.

We may from time to time, in the ordinary course of business, be subject to litigation relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Whether or not any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend, harm our reputation and divert resources away from our operations and negatively impact our reported earnings. Furthermore, legal proceedings against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee.

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

We rely heavily on our computer systems and network infrastructure across our operations including, but not limited to, point-of-sale processing at our restaurants. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. Furthermore, if unauthorized access to or use of our systems were to occur, data related to our proprietary information could be compromised. The occurrence of any of these incidents could have a material adverse effect on our business, financial condition and results of operations. To the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach.

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

As of December 31, 2013, there were 351,816,664 shares of common stock outstanding. Approximately 70% and 12% of our outstanding common stock is held by 3G and investment funds affiliated with Pershing Square Capital Management L.P., respectively. Sales of a substantial amount of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

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

In addition, we have registered shares of common stock that are reserved for issuance under our 2011 Omnibus Incentive Plan and Amended and Restated 2012 Omnibus Incentive Plan.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce the influence of our stockholders over matters on which our stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock or shares of our authorized but unissued preferred stock. For example, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of our common stock and could materially dilute the ownership of our common stockholders. Issuances of common stock or voting preferred stock would reduce the influence of our common stockholders over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in the interest of the common stockholders in us being subject to the prior rights of holders of that preferred stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that our common stockholders might consider favorable.

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

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

This is no assurance that we will pay any cash dividends in the future.

Although we paid four cash dividends in 2013 and our board of directors recently declared a cash dividend for the first quarter of 2014, any future dividends will be determined at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our debt and any future indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Realization of a gain on an investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our global restaurant support center and U.S. headquarters is located in Miami, Florida and consists of approximately 213,000 square feet which we lease. We extended the Miami lease for our global restaurant support center in May 2008 through September 2018 with an option to renew for one five-year period. We lease properties for our EMEA headquarters in Zug, Switzerland and our APAC headquarters in Singapore. We also lease additional support offices in Madrid, Spain and Slough, United Kingdom. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

The following table presents information regarding our restaurant properties as of December 31, 2013:

		Leased
	Own Land & Building	Land	Building/ Land & Building	Total Leases	Total
United States and Canada:
Company restaurants	15	22	15	37	52
Franchisee-operated properties	737	498	610	1,108	1,845
Non-operating restaurant locations	36	6	8	14	50
Offices and other	—	—	7	7	7

Total	788	526	640	1,166	1,954

International:
Company restaurants	—	—	—	—	—
Franchisee-operated properties	19	1	99	100	119
Non-operating restaurant locations	2	—	2	2	4
Offices and other	1	—	5	5	6

Total	22	1	106	107	129

Item 3. Legal Proceedings

Jay Clogg Realty Group, Inc. v. Burger King Corporation, Civ. Action No. 8-13-CV-00662 (U.S. District Court for the District of Maryland). On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff is seeking monetary damages and injunctive relief. BKC has filed a motion to dismiss. If BKC’s motion to dismiss is denied, it is anticipated that the parties will proceed with discovery. BKC will vigorously contest liability and class certification.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. The Company has an estimated liability of approximately $10.0 million as of December 31, 2013, representing the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the New York Stock Exchange under the symbol BKW. Trading of our common stock commenced on June 20, 2012, following the completion of our merger with Justice. Prior to that date, no public market existed for our common stock. As of February 10, 2014, there were approximately 126 holders of record of our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the New York Stock Exchange and dividends declared per share of common stock.

	Stock Price		Dividends per
	High	Low	Common Share
2013
First Quarter	$19.95	$16.26	$0.05
Second Quarter	$21.00	$17.90	$0.06
Third Quarter	$20.42	$18.97	$0.06
Fourth Quarter	$22.86	$18.91	$0.07
2012
Second Quarter (1)	$15.85	$14.97	$—
Third Quarter	$15.88	$13.03	$—
Fourth Quarter	$17.74	$14.10	$0.04

(1)	Represents period from June 20, 2012 through the end of the quarter.

Issuer Purchases of Equity Securities

The following table presents information related to the repurchase of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2013	—	—	—	$200,000,000
November 1-30, 2013	—	—	—	$200,000,000
December 1-31, 2013	342,843	$21.40	342,843	$192,664,371

Total	342,843		342,843

(1)	On April 10, 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the share repurchase limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time.

Dividend Policy

On February 12, 2014, our board declared a cash dividend of $0.07 per share, which will be paid on March 12, 2014 to shareholders of record on February 26, 2014. Because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions under our debt agreements. Although we do not have a dividend policy, our board may, subject to compliance with the covenants contained in our debt agreements and other considerations, determine to pay dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information regarding equity awards outstanding under our compensation plans as of December 31, 2013 (amounts in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	15,980	$6.35	11,262
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	15,980	$6.35	11,262

Stock Performance Graph

The following graph depicts the total return to shareholders from June 20, 2012, the date our common stock was listed on the New York Stock Exchange, through December 31, 2013, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Restaurant Index, a peer group. The graph assumes an investment of $100 in our common stock and each index on June 20, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	6/20/2012	12/31/2012	12/31/2013
BKW	$100	$114	$158
S&P 500 Index	$100	$106	$139
S&P Restaurant Index	$100	$97	$121

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

The following tables present our selected historical consolidated financial and other data for us and our Predecessor as of the dates and for each of the periods indicated. All references to 2013, 2012 and 2011 in this section are to the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The selected historical financial data as of December 31, 2013 and December 31, 2012 and for 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2010 and for the period from October 19, 2010 to December 31, 2010 have been derived from our audited consolidated financial statements and notes thereto, which are not included in this report. All references to Fiscal 2010 and 2009 refer to the Predecessor’s fiscal years ended June 30, 2010 and June 30, 2009. The selected historical financial data as of June 30, 2010 and June 30, 2009 and for the period July 1, 2010 to October 18, 2010 and for Fiscal 2010 and 2009 have been derived from the audited consolidated financial statements and the notes thereto of our Predecessor, which are not included in this report.

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

	Successor				Predecessor
				Transition Period
	2013	2012	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
			(In millions, except per share data)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$222.7	$1,169.0	$1,638.7	$331.7	$514.5	$1,839.3	$1,880.5
Franchise and property revenues	923.6	801.9	701.2	135.1	203.2	662.9	656.9

Total revenues	1,146.3	1,970.9	2,339.9	466.8	717.7	2,502.2	2,537.4
Income (loss) from operations (1)	522.2	417.7	362.5	(85.8)	101.5	332.9	339.4

Net income (loss) (1)	$233.7	$117.7	$88.1	$(115.7)	$71.1	$186.8	$200.1

Earnings (loss) per common share:
Basic	$0.67	$0.34	$0.25	$(0.33)	$0.52	$1.38	$1.48
Diluted	$0.65	$0.33	$0.25	$(0.33)	$0.52	$1.36	$1.46
Dividends per common share	$0.24	$0.04	$1.13	$—	$0.06	$0.25	$0.25

Other Financial Data:
Net cash provided by (used for) operating activities	$325.2	$224.4	$406.2	$(126.5)	$121.3	$310.4	$310.8
Net cash provided by (used for) investing activities	43.0	33.6	(41.4)	(3,344.6)	(4.8)	(134.9)	(242.0)
Net cash provided by (used for) financing activities	(132.7)	(174.6)	(108.0)	3,396.4	(29.5)	(96.9)	(105.5)
Capital expenditures	25.5	70.2	82.1	28.4	18.2	150.3	204.0

	Successor				Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	June 30, 2010	June 30, 2009
			(In millions)
Balance Sheet Data:
Cash and cash equivalents	$786.9	$546.7	$459.0	$207.0	$187.6	$121.7
Total assets (2)	5,828.5	5,564.0	5,608.4	5,686.2	2,747.2	2,707.1
Total debt and capital lease obligations (2)	3,037.0	3,049.3	3,139.2	2,792.1	826.3	888.9
Total liabilities (2)	4,312.3	4,389.0	4,559.2	4,239.0	1,618.8	1,732.3
Total stockholders’ equity (2)	1,516.2	1,175.0	1,049.2	1,447.2	1,128.4	974.8

	Successor			Transition Period	Predecessor
	2013	2012	2011	Six Months Ended December 31, 2010	Fiscal 2010	Fiscal 2009
Other Operating Data:
System-wide sales growth (3)(4)	4.2%	5.7%	1.7%	2.2%	2.1%	4.2%
Comparable sales growth (3)(4)(5)	0.5%	3.2%	(0.5)%	(2.7)%	(2.3)%	1.2%
Franchise Sales (in millions) (4)	$16,078.3	$14,672.5	$13,653.4	$6,721.2	$13,055.3	$12,788.7
Company Restaurant Margin Percentage (6)	12.3%	11.3%	11.7%	12.9%	12.2%	12.6%

(1)	Amount includes $26.2 million of global portfolio realignment project costs for 2013. Amount includes $30.2 million of global portfolio realignment project costs and $27.0 million of business combination agreement expenses for 2012. Amount includes $3.7 million of 2010 Transaction costs, $46.5 million of global restructuring and related professional fees, $10.6 million of field optimization project costs and $7.6 million of global portfolio realignment project costs for 2011. Amount includes $94.9 million of 2010 Transaction costs and $67.2 million of global restructuring and related professional fees for October 19, 2010 to December 31, 2010.
(2)	Amounts in the successor periods reflect the application of acquisition accounting as a result of the 3G Acquisition.
(3)	Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated by translating prior year results at current year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.
(4)	Unless otherwise stated, comparable sales growth and system-wide sales growth are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” in Part II, Item 7 of this report.
(5)	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.
(6)	Company restaurant margin is derived by subtracting Company restaurant expenses from Company restaurant revenues, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company Restaurant Margin Percentage.

Burger King Worldwide, Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	Successor				Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	June 30, 2010	December 31, 2009
Number of Company restaurants:
U.S. & Canada	52	183	939	984	987	1,029
EMEA	—	132	192	203	241	277
Latin America	—	100	97	96	97	94
APAC	—	3	67	61	62	22

Total Company restaurants	52	418	1,295	1,344	1,387	1,422

Number of franchise restaurants:
U.S. & Canada	7,384	7,293	6,561	6,566	6,562	6,516
EMEA	3,450	2,989	2,690	2,525	2,439	2,387
Latin America	1,550	1,290	1,125	1,044	1,041	1,011
APAC	1,231	1,007	841	772	745	742

Total franchise restaurants	13,615	12,579	11,217	10,907	10,787	10,656

Number of system-wide restaurants:
U.S. & Canada	7,436	7,476	7,500	7,550	7,549	7,545
EMEA	3,450	3,121	2,882	2,728	2,680	2,664
Latin America	1,550	1,390	1,222	1,140	1,138	1,105
APAC	1,231	1,010	908	833	807	764

Total system-wide restaurants	13,667	12,997	12,512	12,251	12,174	12,078

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

Unless the context otherwise requires, all references in this section to“BKW,” the “Company,” “we,” “us,” or “our” are to the Company and its subsidiaries, collectively. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven by our franchise restaurants, as approximately 100% of our current system-wide restaurants are franchised.

Overview

Burger King Worldwide, Inc. (“BKW,” the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of December 31, 2013, we owned or franchised a total of 13,667 restaurants in 97 countries and U.S. territories worldwide. Of these restaurants, 13,615 were owned by our franchisees and 52 were Company restaurants. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, French fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts and product platforms appealing to different customer groups. During our nearly 60 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers guests fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants.

2013 Highlights

•	Global comparable sales increased 0.5% and system-wide sales increased 4.2% in constant currency

•	Diluted EPS increased 97% to $0.65 per share

•	Successfully completed global refranchising initiative

•	Net restaurant growth of 670, representing 5.2% system restaurant growth versus 2012

Recent Events and Factors Affecting Comparability

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $26.2 million of general and administrative expenses consisting of professional fees and severance in 2013, $30.2 million in 2012 and $7.6 million in 2011. We completed our global portfolio realignment project, including our refranchising initiative, in 2013. We continue to own and operate 52 restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems. We also expect to continue to enter into joint ventures and master franchise and development agreements as part of our business strategy to accelerate development, but we do not currently intend to make any adjustments based on expenses that we incur in connection with these arrangements.

As a result of the global portfolio realignment project, our Company restaurant revenues and Company restaurant expenses have significantly decreased while our franchise and property revenues and franchise and property expenses have increased. Additionally, our selling expenses have decreased as a result of a decrease in advertising fund contributions for Company restaurants following the refranchisings.

During 2013, we refranchised 33 restaurants in the United States and 94 restaurants in Canada and entered into a master franchise and development agreement for Canada with the franchisee. During the same period, we refranchised 98 Company restaurants in Mexico to a joint venture with an existing franchisee in exchange for cash and a minority interest in the joint venture and entered into a master franchise and development agreement for Mexico with the joint venture. We also refranchised 91 restaurants in Germany and 41 restaurants in Spain.

Business Combination Agreement Expenses

On April 3, 2012, Burger King Worldwide Holdings, Inc., a Delaware corporation and the indirect parent company of Holdings (“Worldwide”), entered into a Business Combination Agreement and Plan of Merger with Justice Holdings Limited and its affiliates (the “Business Combination Agreement”). We did not incur any expenses during 2013 related to the Business Combination Agreement. We recorded $27.0 million of general and administrative expenses associated with the Business Combination Agreement during 2012, consisting of $5.9 million of one-time share-based compensation expense as a result of the increase in our equity value implied by the Business Combination Agreement and $21.1 million of professional fees and other transaction costs.

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

Global Restructuring and Related Professional Fees

In 2011, we completed a global restructuring plan that resulted in work force reductions throughout our organization. In June 2011, we implemented a Voluntary Resignation Severance Program (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. In addition, other involuntary work force reductions were also implemented. As a result of the global restructuring plan, VRS Program and the additional workforce reductions, we incurred $46.5 million of severance benefits and other severance related costs in 2011.

2010 Transaction Costs

In connection with the 3G Acquisition and related financing transactions, we incurred costs of $3.7 million in 2011 consisting of investment banking, legal fees and compensation related expenses.

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

Comparable sales growth and system-wide sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating prior year results at current year exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

In addition, we assess our total business and evaluate our Company restaurants based on the following key financial measures:

•	Adjusted EBITDA represents earnings (net income or loss) before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

•	Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM%. As a result of our refranchising initiative, the impact of CRM and CRM% on our operating results has substantially diminished, and therefore we expect to discontinue the use of these metrics commencing in 2014.

Results of Operations

Tabular amounts in millions of dollars unless noted otherwise.

Consolidated

				2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
					Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$222.7	$1,169.0	$1,638.7	$(946.3)	(80.9)%	$(469.7)	(28.7)%
Franchise and property revenues	923.6	801.9	701.2	121.7	15.2%	100.7	14.4%

Total revenues	1,146.3	1,970.9	2,339.9	(824.6)	(41.8)%	(369.0)	(15.8)%
Company restaurant expenses:
Food, paper and product costs	70.6	382.2	524.7	311.6	81.5%	142.5	27.2%
Payroll and employee benefits	68.1	345.1	481.2	277.0	80.3%	136.1	28.3%
Occupancy and other operating costs	56.6	309.9	441.5	253.3	81.7%	131.6	29.8%

Total Company restaurant expenses	195.3	1,037.2	1,447.4	841.9	81.2%	410.2	28.3%
Franchise and property expenses	152.4	115.1	100.2	(37.3)	(32.4)%	(14.9)	(14.9)%
Selling, general and administrative expenses	242.4	347.6	418.5	105.2	30.3%	70.9	16.9%
Other operating (income) expenses, net	34.0	53.3	11.3	19.3	36.2%	(42.0)	(371.7)%

Total operating costs and expenses	624.1	1,553.2	1,977.4	929.1	59.8%	424.2	21.5%

Income from operations	522.2	417.7	362.5	104.5	25.0%	55.2	15.2%
Interest expense, net	200.0	223.8	226.7	23.8	10.6%	2.9	1.3%
Loss on early extinguishment of debt	—	34.2	21.1	34.2	100.0%	(13.1)	(62.1)%

Income before income taxes	322.2	159.7	114.7	162.5	101.8%	45.0	39.2%
Income tax expense	88.5	42.0	26.6	(46.5)	(110.7)%	(15.4)	(57.9)%

Net income	$233.7	$117.7	$88.1	$116.0	98.6%	$29.6	33.6%

FX Impact Favorable/(Unfavorable)	2013	2012	2011
Consolidated revenues	$(7.5)	$(41.7)	$35.6
Consolidated CRM	0.1	(3.1)	2.5
Consolidated SG&A	(1.2)	6.1	(5.3)
Consolidated income from operations	(8.7)	(12.2)	4.8
Consolidated net income	(8.6)	(10.4)	4.0
Consolidated Adjusted EBITDA	(8.6)	(15.3)	7.5

Key Business Metrics	2013	2012	2011
System sales growth	4.2%	5.7%	1.7%
Franchise sales	$16,078.3	$14,672.5	$13,653.4
System comparable sales growth	0.5%	3.2%	(0.5)%
System Net Restaurant Growth (NRG)	670	485	261
Net Refranchisings	360	871	45
Restaurant counts at period end
Company	52	418	1,295
Franchise	13,615	12,579	11,217
System	13,667	12,997	12,512
CRM%	12.3%	11.3%	11.7%

Comparable Sales Growth

Global system comparable sales growth of 0.5% for 2013 was driven primarily by comparable sales growth in the EMEA and APAC segments, partially offset by negative comparable sales growth in the U.S. and Canada.

Global system comparable sales growth of 3.2% for 2012 was driven by comparable sales growth in the U.S. and Canada, EMEA and LAC segments, partially offset by negative comparable sales growth in APAC.

Company restaurants

During 2013, Company restaurant revenues decreased primarily due to the net refranchising of Company restaurants during the past two years.

CRM% increased to 12.3% in 2013 from 11.3% in 2012 primarily as a result of retaining restaurants with higher than average CRM%.

During 2012, Company restaurant revenues decreased primarily due to the net refranchising of Company restaurants during 2012 and unfavorable FX impact, partially offset by comparable sales growth.

CRM% decreased to 11.3% in 2012 from 11.7% in 2011 due to decreases in CRM% in the U.S. and Canada and LAC, partially offset by increases in CRM% in EMEA and APAC. The effects of promotional activity, increased food, paper and product costs, higher wage rates in Germany and Mexico and increased repair and maintenance expenses in the U.S. and Canada were partially offset by favorable adjustments to self insurance reserves in the U.S. and Canada and the leveraging effect of Company comparable sales growth on fixed occupancy and other operating costs.

Franchise and Property

Franchise and property revenues consist primarily of royalties earned on franchise sales, rents from real estate leased or subleased to franchisees and franchise fees and other revenue. During 2013, the increase in franchise and property revenues was driven by increases in royalties, property revenues and franchise fees and other revenue. These increases were driven primarily by comparable sales growth in EMEA and APAC, worldwide net restaurant growth and the net refranchising of Company restaurants during the past two years. These factors were partially offset by negative comparable sales growth in the U.S. and Canada, a decrease in franchise fees and other revenue in LAC and unfavorable FX impact.

During 2013, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings.

During 2012, the increase in franchise and property revenues was driven by increases in royalties and property revenues resulting from comparable sales growth in the U.S. and Canada, EMEA and LAC, the net refranchising of Company restaurants during 2012 and worldwide net restaurant growth. Additionally, franchise and property revenues increased as a result of a $22.6 million increase in franchise fees and other revenue primarily due to the timing of renewals. These factors were partially offset by negative comparable sales growth in APAC and unfavorable FX impact.

During 2012, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchisings, partially offset by a decrease in bad debt expense and favorable FX impact.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

				2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
					Favorable / (Unfavorable)
Selling expenses	$6.2	$48.3	$78.2	$42.1	87.2%	$29.9	38.2%

Management general and administrative expenses	181.0	214.3	249.6	33.3	15.5%	35.3	14.1%
Share-based compensation and non-cash incentive compensation expense	17.6	10.2	6.4	(7.4)	(72.5)%	(3.8)	(59.4)%
Depreciation and amortization	11.4	17.6	15.9	6.2	35.2%	(1.7)	(10.7)%
Global portfolio realignment project costs	26.2	30.2	7.6	4.0	13.2%	(22.6)	(297.4)%
Business combination agreement expenses	—	27.0	—	27.0	100.0%	(27.0)	NA
Field optimization project costs	—	—	10.6	—	NA	10.6	100.0%
Global restructuring and related professional fees	—	—	46.5	—	NA	46.5	100.0%
2010 Transaction costs	—	—	3.7	—	NA	3.7	100.0%

Total general and administrative expenses	236.2	299.3	340.3	63.1	21.1%	41.0	12.0%

Selling, general and administrative expenses	$242.4	$347.6	$418.5	$105.2	30.3%	$70.9	16.9%

NA – Not Applicable

Selling expenses consist primarily of Company restaurant advertising fund contributions. During 2013 and 2012, selling expenses decreased primarily as a result of the refranchisings.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices. General and administrative expenses also include certain non-cash expenses, including share-based compensation, depreciation and amortization as well as separately managed expenses associated with unusual or non-recurring events, such as costs associated with the global portfolio realignment project, business combination agreement expenses, field optimization project, global restructuring and 2010 Transactions. The decrease in Management G&A in 2013 was driven primarily by a decrease in salary and fringe benefits and professional services, partially offset by unfavorable FX impact. The decrease in Management G&A in 2012 was driven primarily by a decrease in salary and fringe benefits, professional services and favorable FX impact.

The decrease in our total general and administrative expenses in 2013 was driven primarily by a decrease in Management G&A, the non-recurrence of Business Combination Agreement expenses, lower depreciation and amortization expenses and a decrease in global portfolio realignment project costs, partially offset by an increase in share-based compensation and non-cash incentive compensation expense. The increase in share-based compensation and non-cash incentive compensation expense is mainly due to additional stock options granted during 2013 as well as a $4.0 million charge recorded in 2013 related to stock option modifications to allow for the continued vesting after termination of employment of certain stock options previously awarded to one of the Company’s former executive officers and a former employee.

The decrease in our total general and administrative expenses in 2012 was driven primarily by a decrease in Management G&A and the completion of our global restructuring and field optimization projects in 2011, partially offset by business combination agreement expenses and increases in global portfolio realignment project costs and share-based compensation and non-cash incentive compensation expense.

Other operating (income) expenses, net

Our other operating (income) expenses, net were comprised of the following:

	2013	2012	2011
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$0.7	$30.8	$6.2
Litigation settlements and reserves, net	7.6	1.7	1.3
Foreign exchange net losses (gains)	7.4	(4.2)	(4.6)
Loss on termination of interest rate cap	—	8.7	—
Equity in net loss from unconsolidated affiliates	12.7	4.1	1.2
Other, net	5.6	12.2	7.2

Other operating (income) expenses, net	$34.0	$53.3	$11.3

During 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $5.3 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $5.0 million.

During 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $4.9 million, impairment losses associated with long-lived assets held for sale for Company restaurants of $13.2 million and net losses associated with asset disposals and restaurant closures of $12.7 million.

During 2013, litigation settlements and reserves, net of $7.6 million represent the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters. See Note 20 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for our litigation reserves.

During 2013, the increase in equity in net loss from unconsolidated affiliates mainly pertains to losses recognized on our equity investments acquired during 2012 and reflects a full year of equity investment losses in 2013 compared to approximately three months during 2012. These equity losses from unconsolidated affiliates included integration costs and start-up costs incurred by our unconsolidated affiliates.

Interest expense, net

	2013	2012	2011
Interest expense, net	$200.0	$223.8	$226.7
Weighted average interest rate on long-term debt	6.6%	7.3%	7.5%

During 2013, interest expense, net decreased compared to 2012 primarily due to a lower weighted average interest rate as a result of the 2012 refinancing and reduced borrowings resulting from principal payments and prepayments of our term loans prior to the 2012 refinancing and repurchases of our Senior Notes and Discount Notes during 2012.

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

Income tax expense

Our effective tax rate was 27.5% in 2013, primarily as a result of the mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project, partially offset by a favorable impact from the sale of foreign subsidiaries and a reduction in the state effective tax rate related to our global portfolio realignment project.

Our effective tax rate was 26.3% in 2012, primarily as a result of the mix of income from multiple tax jurisdictions, the release of a valuation allowance and the impact of costs on refranchisings primarily in foreign jurisdictions.

Our effective tax rate was 23.2% in 2011, primarily as a result of the mix of income from multiple tax jurisdictions and the 2010 Transactions.

Net Income

Our net income increased by $116.0 million in 2013, primarily as a result of a $104.5 million increase in our income from operations, which was driven by an increase in franchise and property revenues, decreases in SG&A and decreases in other operating (income) expenses, net, partially offset by a decrease in CRM and an increase in franchise and property expenses, as discussed above. Additionally, interest expense, net decreased by $23.8 million and we did not incur any loss on early extinguishment of debt in 2013. These factors were partially offset by a $46.5 million increase in income tax expense.

Our net income increased by $29.6 million in 2012, primarily as a result of a $55.2 million increase in our income from operations, which was driven by an increase in franchise and property revenues and decreases in SG&A, partially offset by a decrease in CRM, an increase in franchise and property expenses and an increase in other operating (income) expenses, net, as discussed above. Additionally, interest expense, net decreased by $2.9 million in 2012. These factors were partially offset by a $13.1 million increase in loss on early extinguishment of debt and a $15.4 million increase in income tax expense.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, and all other specifically identified costs associated with unusual or non-recurring projects, including global portfolio realignment project costs, business combination agreement expenses, field optimization project costs, global restructuring and related professional fees and 2010 Transaction costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

				2013 Compared to 2012		2012 Compared to 2011
	2013	2012	2011	$	%	$	%
					Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$436.7	$447.0	$436.6	$(10.3)	(2.3)%	$10.4	2.4%
EMEA	189.4	166.1	146.0	23.3	14.0%	20.1	13.8%
Latin America	67.7	73.2	63.9	(5.5)	(7.5)%	9.3	14.6%
APAC	49.3	41.1	26.7	8.2	20.0%	14.4	53.9%

Total	743.1	727.4	673.2	15.7	2.2%	54.2	8.1%
Unallocated Management G&A	(77.5)	(75.3)	(88.2)	(2.2)	(2.9)%	12.9	14.6%

Adjusted EBITDA	665.6	652.1	585.0	13.5	2.1%	67.1	11.5%
Share-based compensation and non-cash incentive compensation expense	17.6	10.2	6.4	(7.4)	(72.5)%	(3.8)	(59.4)%
Global portfolio realignment project costs	26.2	30.2	7.6	4.0	13.2%	(22.6)	(297.4)%
Business combination agreement expenses	—	27.0	—	27.0	NM	(27.0)	NM
Field optimization project costs	—	—	10.6	—	NM	10.6	100.0%
Global restructuring and related professional fees	—	—	46.5	—	NM	46.5	100.0%
2010 Transaction costs	—	—	3.7	—	NM	3.7	100.0%
Other operating (income) expenses, net	34.0	53.3	11.3	19.3	36.2%	(42.0)	(371.7)%

EBITDA	587.8	531.4	498.9	56.4	10.6%	32.5	6.5%
Depreciation and amortization	65.6	113.7	136.4	48.1	42.3%	22.7	16.6%

Income from operations	522.2	417.7	362.5	104.5	25.0%	55.2	15.2%
Interest expense, net	200.0	223.8	226.7	23.8	10.6%	2.9	1.3%
Loss on early extinguishment of debt	—	34.2	21.1	34.2	100.0%	(13.1)	(62.1)%
Income tax expense	88.5	42.0	26.6	(46.5)	(110.7)%	(15.4)	(57.9)%

Net income	$233.7	$117.7	$88.1	$116.0	98.6%	$29.6	33.6%

NM – Not Meaningful

Adjusted EBITDA in 2013 reflects increases in segment income in our EMEA and APAC segments, partially offset by decreases in segment income in our U.S. and Canada and LAC segments and an increase in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments. EBITDA for 2013 increased primarily for the same reasons that Adjusted EBITDA increased as well as the non-recurrence of Business Combination Agreement expenses, decreases in other operating (income) expenses, net and decreases in global portfolio realignment project costs, partially offset by an increase in share-based compensation and non-cash incentive compensation expense.

The increase in Adjusted EBITDA in 2012 was primarily driven by increases in segment income in all of our operating segments and reductions in Unallocated Management G&A. EBITDA for 2012 increased primarily for the same reasons that consolidated adjusted EBITDA increased as well as the non-recurrence of global restructuring and related professional fees, field optimization project costs and 2010 Transaction costs, partially offset by Business Combination Agreement expenses in 2012, increases in global portfolio realignment project costs and increases in other operating (income) expenses, net.

U.S. and Canada

				2013 Compared to	2012 Compared to
	2013	2012	2011	2012	2011
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$111.2	$792.8	$1,172.0	$(681.6)	$(379.2)
CRM	13.5	90.1	142.2	(76.6)	(52.1)
CRM %	12.1%	11.4%	12.1%	0.8%	(0.8)%
Company restaurant expenses as a % of Company restaurant revenues:
Food and paper	32.6%	33.0%	32.3%	0.4%	(0.7)%
Payroll and benefits	29.9%	30.5%	30.4%	0.6%	(0.1)%
Depreciation and amortization	5.2%	5.5%	5.7%	0.3%	0.2%
Other occupancy and operating	20.2%	19.6%	19.5%	(0.6)%	(0.1)%
Franchise:
Franchise and property revenues	$554.0	$472.8	$401.3	$81.2	$71.5
Franchise and property expenses	119.8	82.8	73.0	(37.0)	(9.8)
Segment SG&A (1)	52.5	101.9	120.1	49.4	18.2
Segment depreciation and amortization	41.5	68.8	86.2	27.3	17.4
Segment income	436.7	447.0	436.6	(10.3)	10.4

(1)	Segment selling, general and administrative expenses (“Segment SG&A”) consists of segment selling expenses and Management G&A.

FX Impact Favorable/(Unfavorable)	2013	2012	2011
Segment revenues	$(1.3)	$(1.7)	$6.5
Segment CRM	(0.1)	(0.2)	0.6
Segment income	(0.7)	(0.3)	1.0

Key Business Metrics	2013	2012	2011
System-wide sales growth	(0.9)%	3.0%	(3.3)%
Franchise sales	$8,730.4	$8,143.9	$7,510.5
System comparable sales growth	(0.9)%	3.5%	(3.4)%
System NRG	(40)	(24)	(50)
Net Refranchisings	127	752	38
Restaurant counts at period end
Company	52	183	939
Franchise	7,384	7,293	6,561
System	7,436	7,476	7,500

Comparable Sales Growth

During 2013, negative system comparable sales growth of (0.9)% in the U.S. and Canada was primarily due to continued softness in consumer spending, ongoing competitive headwinds and the comparison against a strong 2012 when we launched the largest menu expansion in the brand’s history in April 2012.

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

Company restaurants

During 2013, Company restaurant revenues decreased primarily due to the net refranchising of Company restaurants during the past two years. CRM% increased in 2013 primarily as a result of retaining restaurants with higher than average CRM%.

During 2012, Company restaurant revenues decreased primarily due to the net refranchising of Company restaurants during 2012, partially offset by comparable sales growth.

During 2012, the decrease in CRM% reflects an increase in promotional activity to drive traffic and trial of limited time offer menu items, increases in food, paper and product costs and an increase in repair and maintenance expenses associated with restaurants prepared for refranchisings, partially offset by favorable adjustments to our self insurance reserve.

Franchise and Property

During 2013, the increase in franchise and property revenues was driven primarily by increases in royalties and property revenues derived from the net refranchising of Company restaurants during the past two years. These factors were partially offset by the effects of negative comparable sales growth, negative net restaurant growth and unfavorable FX impact.

During 2012, the increase in franchise and property revenues was driven by increases in royalties and property revenues derived from the net refranchising of Company restaurants during 2012 and comparable sales growth. Additionally, franchise and property revenues increased as a result of a $10.4 million increase in franchise fees and other revenue mainly driven by the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels.

During 2013 and 2012, franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchising of Company restaurants.

Segment income

During 2013, segment income decreased due to a decrease in CRM, partially offset by an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A.

During 2012, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in CRM.

EMEA

	2013	2012	2011	2013 Compared to 2012	2012 Compared to 2011
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$95.3	$264.6	$330.7	$(169.3)	$(66.1)
CRM	12.1	30.7	35.5	(18.6)	(4.8)
CRM %	12.7%	11.6%	10.7%	1.1%	0.9%
Company restaurant expenses as a % of Company restaurant revenues:
Food and paper	30.2%	30.1%	29.4%	(0.1)%	(0.7)%
Payroll and benefits	33.5%	32.5%	31.4%	(1.0)%	(1.1)%
Depreciation and amortization	1.7%	3.1%	3.5%	1.4%	0.4%
Other occupancy and operating	21.9%	22.7%	25.0%	0.8%	2.3%
Franchise:
Franchise and property revenues	$240.5	$208.3	$194.9	$32.2	$13.4
Franchise and property expenses	30.0	29.7	25.9	(0.3)	(3.8)
Segment SG&A (1)	44.3	61.1	81.1	16.8	20.0
Segment depreciation and amortization (2)	11.1	17.9	22.6	6.8	4.7
Segment income	189.4	166.1	146.0	23.3	20.1

(1)	Segment SG&A consists of segment selling expenses, Management G&A and regional restaurant support center depreciation and amortization.
(2)	Amounts include depreciation and amortization related to regional restaurant support centers within Segment SG&A of $1.4 million in 2013, $2.0 million in 2012 and $2.2 million in 2011.

FX Impact Favorable/(Unfavorable)	2013	2012	2011
Segment revenues	$1.8	$(31.5)	$20.5
Segment CRM	0.1	(2.2)	1.6
Segment income	0.3	(10.1)	4.2

Key Business Metrics	2013	2012	2011
System-wide sales growth	9.6%	9.0%	6.5%
Franchise sales	$4,420.6	$3,822.8	$3,649.0
System comparable sales growth	2.4%	3.2%	4.3%
System NRG	329	239	154
Net Refranchisings	132	59	7
Restaurant counts at period end
Company	—	132	192
Franchise	3,450	2,989	2,690
System	3,450	3,121	2,882

Comparable Sales Growth

During 2013, system comparable sales growth of 2.4% in EMEA was driven by comparable sales growth in Germany, Spain, Turkey, the United Kingdom and Russia. EMEA’s successful balance of value promotions and strong premium product promotions continued to drive sales.

During 2012, system comparable sales growth of 3.2% in EMEA was driven by comparable sales growth in Germany, the United Kingdom, Russia and Turkey, partially offset by negative system comparable sales growth in Spain. EMEA’s successful balance of value promotions and strong premium product promotions contributed to incremental sales primarily in Germany and the United Kingdom.

Company restaurants

During 2013, Company restaurant revenues decreased primarily due to the net refranchising of Company restaurants during the past two years, partially offset by comparable sales growth and favorable FX impact. As of October 25, 2013, we ceased to have any Company restaurants in EMEA.

During 2013, CRM% increased primarily as a result of the leveraging effect of comparable sales growth on our fixed occupancy and other operating costs, the net refranchising of Company restaurants with lower than average CRM% during 2013 and lower depreciation expense.

During 2012, Company restaurant revenues decreased primarily due to the net refranchising of Company restaurants during 2012 and unfavorable FX impact. These factors were partially offset by comparable sales growth.

During 2012, CRM% increased primarily as a result of the leveraging effect of comparable sales growth on our fixed occupancy and other operating costs and the net refranchising of Company restaurants with lower than average CRM% during 2012. These factors were partially offset by increased food, paper and product costs, promotions of lower margin menu items and wage rate increases in Germany.

Franchise and Property

During 2013, franchise and property revenues increased primarily due to an increase in royalties driven by comparable sales growth, net restaurant growth and the net refranchising of Company restaurants. Additionally, franchise and property revenues increased as a result of a $4.3 million increase in franchise fees and other revenue driven by the increase in the number of restaurant openings and favorable FX impact. During 2013, franchise and property expenses were relatively unchanged from the prior year.

During 2012, franchise and property revenues increased due to an increase in royalties driven by comparable sales growth, net restaurant growth and the net refranchising of Company restaurants. Additionally, franchise and property revenues increased as a result of an increase in property revenues associated with new leases and subleases to franchisees as a result of the net refranchising of Company restaurants and a $4.9 million increase in franchise fees and other revenue driven by the increase in the number of restaurant openings and the early renewal of franchise agreements. These factors were partially offset by unfavorable FX impact.

During 2012, franchise and property expenses increased due to property expense associated with additional properties leased or subleased to franchisees as a result of refranchisings and an increase in bad debt expense of approximately $0.6 million, partially offset by favorable FX impact.

Segment income

During 2013 and 2012, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in CRM.

LAC

	2013	2012	2011	2013 Compared to 2012	2012 Compared to 2011
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$13.9	$62.5	$66.2	$(48.6)	$(3.7)
CRM	2.0	9.9	12.5	(7.9)	(2.6)
CRM %	14.4%	15.8%	18.9%	(1.5)%	(3.0)%
Franchise:
Franchise and property revenues	$72.9	$71.9	$61.9	$1.0	$10.0
Franchise and property expenses	0.4	—	(1.1)	(0.4)	(1.1)
Segment SG&A (1)	7.5	14.6	18.3	7.1	3.7
Segment depreciation and amortization (2)	0.7	6.0	6.7	5.3	0.7
Segment income	67.7	73.2	63.9	(5.5)	9.3

(1)	Segment SG&A consists of segment selling expenses, Management G&A and regional restaurant support center depreciation and amortization.
(2)	Amounts include depreciation and amortization related to our regional restaurant support center within Segment SG&A of $ 0 in 2013 and $0.2 million in 2012 and 2011.

FX Impact Favorable/(Unfavorable)	2013	2012	2011
Segment revenues	$(6.3)	$(8.3)	$0.4
Segment CRM	0.1	(0.6)	0.2
Segment income	(6.5)	(4.7)	(0.8)

Key Business Metrics	2013	2012	2011
System-wide sales growth	14.6%	17.0%	13.5%
Franchise sales	$1,420.3	$1,334.1	$1,208.7
System comparable sales growth	0.1%	5.7%	7.9%
System NRG	160	168	82
Net Refranchisings	98	—	—
Restaurant counts at period end
Company	—	100	97
Franchise	1,550	1,290	1,125
System	1,550	1,390	1,222

Comparable Sales Growth

During 2013, system comparable sales growth in LAC was relatively flat. During 2012, system comparable sales growth of 5.7% in LAC was driven by comparable sales growth in Brazil and Mexico, partially offset by negative system comparable sales growth in Puerto Rico.

Company restaurants

During 2013, Company restaurant revenues decreased primarily due to the net refranchising of Company restaurants during the past year. As of April 1, 2013, we ceased to have any Company restaurants in LAC.

During 2013, CRM% decreased primarily as a result of the deleveraging effect of negative comparable sales on our fixed occupancy and other operating costs.

During 2012, Company restaurant revenues decreased primarily due to unfavorable FX impact, partially offset by comparable sales growth.

During 2012, CRM% decreased primarily as a result of increased food, paper and product costs associated with price increases in certain commodities, higher labor costs associated with wage rate increases, higher labor costs related to food delivery and kiosks and higher rent expense on certain lease renewals.

Franchise and Property

During 2013, franchise and property revenues increased due to an increase in royalties driven by net restaurant growth and the net refranchising of Company restaurants during 2013 and property revenues due to new leases associated with six restaurants leased to our Mexico joint venture. These factors were partially offset by unfavorable FX impact and a $2.4 million decrease in franchise fees and other revenue primarily due to the early renewal of franchise agreements in 2012.

During 2013, franchise and property expenses increased primarily due to property expense associated with six properties leased to our Mexico joint venture as a result of the net refranchising of Company restaurants during 2013.

During 2012, franchise and property revenues increased due to an increase in royalties driven by comparable sales growth and net restaurant growth. Additionally, franchise and property revenues increased as a result of a $4.5 million increase in franchise fees and other revenue driven by the increase in the number of restaurant openings and the early renewal of franchise agreements. These factors were partially offset by the prior year collection and recognition of cumulative royalties previously deferred.

During 2012, franchise and property expenses increased primarily due to a $1.1 million decrease in bad debt recoveries compared to 2011.

Segment income

During 2013, segment income decreased due to a decrease in CRM, partially offset by an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A.

During 2012, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in CRM.

APAC

	2013	2012	2011	2013 Compared to 2012	2012 Compared to 2011
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$2.3	$49.1	$69.8	$(46.8)	$(20.7)
CRM	(0.2)	1.1	1.1	(1.3)	—
CRM %	(8.6)%	2.3%	1.6%	(10.9)%	0.7%
Franchise:
Franchise and property revenues	$56.2	$48.9	$43.1	$7.3	$5.8
Franchise and property expenses	2.2	2.6	2.4	0.4	(0.2)
Segment SG&A (1)	6.9	12.0	22.7	5.1	10.7
Segment depreciation and amortization (2)	2.4	5.7	7.6	3.3	1.9
Segment income	49.3	41.1	26.7	8.2	14.4

(1)	Segment SG&A consists of segment selling expenses, Management G&A and regional restaurant support center depreciation and amortization.
(2)	Amounts include depreciation and amortization related to regional restaurant support centers within Segment SG&A of $0.1 million in 2013 and 2012 and $0.2 million in 2011.

FX Impact Favorable/(Unfavorable)	2013	2012	2011
Segment revenues	$(1.7)	$(0.2)	$8.2
Segment CRM	—	(0.1)	0.1
Segment income	(1.7)	(0.2)	3.1

Key Business Metrics	2013	2012	2011
System-wide sales growth	10.9%	3.2%	13.2%
Franchise sales	$1,507.0	$1,371.6	$1,285.1
System comparable sales growth	4.1%	(0.5)%	(0.4)%
System NRG	221	102	75
Net Refranchisings	3	60	—
Restaurant counts at period end
Company	—	3	67
Franchise	1,231	1,007	841
System	1,231	1,010	908

Comparable Sales

During 2013, system comparable sales growth of 4.1% in APAC was driven by comparable sales growth in Australia, China and South Korea, partially offset by negative comparable sales growth in Japan and New Zealand.

During 2012, negative system comparable sales growth of 0.5% in APAC was driven by negative comparable sales growth in South Korea, Japan, New Zealand and China, partially offset by positive comparable sales growth in Australia.

Company restaurants

During 2013 and 2012, Company restaurant revenues decreased due to the net refranchising of Company restaurants during 2012 and unfavorable FX impact. As of December 1, 2013, we ceased to have any Company restaurants in APAC.

During 2012, CRM% increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed occupancy and other operating costs and lower food, paper and product costs, partially offset by higher labor costs in Singapore.

Franchise and Property

During 2013, franchise and property revenues increased due to an increase in royalties driven by comparable sales growth and net restaurant growth. Additionally, franchise and property revenues increased as a result of a $2.7 million increase in franchise fees and other revenue mainly driven by the increase in the number of restaurant openings. These factors were partially offset by unfavorable FX impact.

During 2013, franchise and property expenses decreased primarily due to a decrease in bad debt expense of approximately $0.2 million as a result of higher recoveries in the current year.

During 2012, franchise and property revenues increased due to an increase in royalties driven by net restaurant growth and the net refranchising of Company restaurants during 2012. Additionally, franchise and property revenues increased as a result of a $2.7 million increase in franchise fees and other revenue mainly driven by the increase in the number of restaurant openings. These factors were partially offset by negative comparable sales growth.

During 2012, franchise and property expenses were relatively unchanged from the prior year.

Segment income

During 2013 and 2012, segment income increased due to a decrease in Segment SG&A and an increase in franchise and property revenues net of expenses. During 2013 these factors were partially offset by a decrease in CRM.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2012 Revolving Credit Facility (as defined below). We have used, and may in the future use, our liquidity to make required interest and principal payments, to repurchase shares of our common stock, to voluntarily repay and/or repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and/or to pay dividends. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.

At December 31, 2013, we had cash and cash equivalents of $786.9 million and working capital of $728.4 million. In addition, at December 31, 2013, we had borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

Our consolidated cash and cash equivalents include balances held in foreign tax jurisdictions that represent undistributed earnings of our foreign subsidiaries, which are considered indefinitely reinvested for U.S. income tax purposes. We do not currently plan to utilize cash flows from our foreign subsidiaries to meet our future debt service requirements in the U.S. However, adverse income tax consequences could result if we are compelled to make unplanned transfers of cash to meet future liquidity requirements in the U.S.

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

On the Closing Date, the full amount of the Tranche A Term Loans and Tranche B Term Loans was drawn and no revolving loans were drawn. The proceeds of the Tranche A Term Loans and the Tranche B Term Loans were used to repay the term loans outstanding under the 2011 Amended Credit Agreement. In addition, approximately $11.5 million of letters of credit were issued on the Closing Date in order to backstop, replace or roll-over existing letters of credit under the 2011 Amended Credit Agreement. The Tranche A Term Loans have a five-year maturity, and the Tranche B Term Loans have a seven-year maturity. The 2012 Revolving Credit Facility matures on October 19, 2015, which was the maturity date of the revolving credit facility under the 2011 Amended Credit Agreement.

The 2012 debt refinancing provided for, among other things, lower interest rates and maturity extensions on our term loans.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our 2012 Credit Agreement, amounts outstanding under our Senior Notes and Discount Notes (each defined below), and obligations under capital leases. The following information summarizes the principal terms and near term debt service requirements under our 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes (the “Senior Notes Indenture” and “Discount Notes Indenture”, collectively, “Indentures”). For further information about our long-term debt, see Note 9 to the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

2012 Credit Agreement

As of December 31, 2013, we had $991.4 million in Tranche A Term Loans and $689.4 million of Tranche B Term Loans outstanding. The Tranche A Term Loans mature on September 28, 2017 and the Tranche B Term Loans mature on September 28, 2019. The principal amount of the Tranche A Term Loans amortizes in quarterly installments of (i) $12.9 million from December 31, 2013 through September 30, 2014, (ii) $19.3 million from December 31, 2014 through September 30, 2015, (iii) $25.8 million from December 31, 2015 through September 30, 2016, and (iv) $32.2 million from December 31, 2016 through June 30, 2017, with the balance payable at maturity. The principal amount of the Tranche B Term Loans amortizes in quarterly installments equal to 0.25% of the original principal amount of the Tranche B Term Loans, with the balance payable at maturity.

We may prepay the 2012 Term Loan Facility in whole or in part at any time without penalty. Additionally, subject to certain exceptions, the 2012 Credit Facilities are subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation); (2) 100% of the net cash proceeds from issuances or incurrences of debt by Holdings, BKC or any of its restricted subsidiaries (other than indebtedness permitted by the 2012 Credit Facilities); and (3) 50% (with stepdowns to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow of BKC and its restricted subsidiaries.

As of December 31, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of the 2012 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of December 31, 2013, we had no letters of credit issued against the 2012 Revolving Credit Facility and our remaining borrowing capacity was $130.0 million.

As of December 31, 2013, the interest rate was 2.50% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. Interest rate fluctuations applicable to borrowings under the 2012 Credit Agreement attributable to future changes in LIBOR will be partially mitigated by interest rate caps with a notional value of $1.2 billion.

Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rates as of December 31, 2013, required debt service for the next twelve months is estimated to be approximately $51.0 million in interest payments and $65.0 million in principal payments.

Senior Notes

As of December 31, 2013 we had outstanding $794.5 million of senior notes due 2018 (the “Senior Notes”) which were issued by BKC. The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year. The Senior Notes mature on October 15, 2018. Based on the amount outstanding at December 31, 2013, required debt service for the next twelve months on the Senior Notes is $78.5 million in interest payments. No principal payments are due until maturity. BKW, Holdings and all of BKC’s existing direct and indirect domestic subsidiaries have guaranteed BKC’s obligations under the Senior Notes.

At any time prior to October 15, 2014, BKC may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the “Applicable Premium” as of, and accrued and unpaid interest, to (but excluding) the redemption date. “Applicable Premium” means the greater of: (1) 1.0% of the principal amount of the Senior Notes redeemed; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of such Senior Notes at October 15, 2014, plus (ii) all required interest payments through October 15, 2014, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the principal amount of the Senior Notes redeemed. On or after October 15, 2014, BKC may redeem the Senior Notes at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, plus accrued and unpaid interest to (but excluding) the redemption date: October 15, 2014 – October 14, 2015 (104.938%); October 15, 2015 – October 14, 2016 (102.469%); and October 15, 2016 and thereafter (100%).

During 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. No Senior Notes were repurchased during 2013. We may periodically repurchase additional Senior Notes in open market purchases or privately negotiated transactions, subject to our future liquidity requirements, contractual restrictions under our 2012 Credit Agreement and other factors.

Discount Notes

As of December 31, 2013, we had outstanding $453.1 million of senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”).

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

At any time prior to April 15, 2015, the Issuers may redeem all or a part of the Discount Notes at a redemption price equal to 100% of the accreted value thereof on the redemption date plus the Applicable Premium as of, and accrued and unpaid interest, to but excluding the redemption date. “Applicable Premium” means the greater of: (1) 1.0% of the accreted value of the Discount Notes redeemed; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of such Discount Notes at April 15, 2015, plus (ii) all required interest payments through April 15, 2015, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the accreted value of the Discount Notes redeemed. In addition, prior to April 15, 2014, the Issuers may redeem up to 35% of the original principal amount of the Discount Notes with the proceeds of certain equity offerings at a redemption price equal to 111% of the accreted value of the Discount Notes, plus (without duplication) any accrued but unpaid interest, if any, to the date of redemption.

On or after April 15, 2015, the Issuers may redeem all or a part of the Discount Notes at the redemption prices (expressed as percentages of accreted value of the Discount Notes to be redeemed) set forth below, plus accrued and unpaid interest to (but excluding) the redemption date: April 15, 2015 – April 14, 2016 (105.5%); April 15, 2016 – April 14, 2017 (102.75%); and April 15, 2017 and thereafter (100%).

During 2012, we repurchased and retired Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million. During 2011, we repurchased and retired Discount Notes with a carrying value of $7.9 million for a purchase price of $7.6 million. No Discount Notes were repurchased during 2013.

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

The restrictions under the 2012 Credit Agreement and the Indentures have resulted in the restricted net assets of each of BKC and BKCH exceeding 25% of our consolidated net assets. Our restricted net assets at December 31, 2013 totaled $1,269.8 million.

As of December 31, 2013, we were in compliance with all covenants of the 2012 Credit Agreement and Indentures, and there were no limitations on our ability to draw on the remaining availability under our 2012 Revolving Credit Facility.

Interest Rate Cap Agreements

At December 31, 2013, we had interest rate cap agreements (notional amount of $1.2 billion), (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.75% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt.

Under the terms of the Cap Agreements, if LIBOR resets above the strike price, we will receive the net difference between the rate and the strike price. In addition, on quarterly settlement dates, we remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR resets above or below the strike price.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $325.2 million in 2013, compared to $224.4 million in 2012. The increase in cash provided by operating activities was driven primarily by changes in working capital resulting from the timing of advertising expenditures, lower interest and income tax payments and an increase in net income, excluding non-cash adjustments.

Cash provided by operating activities was $224.4 million in 2012 compared to $406.2 million in 2011. The decrease in cash provided by operating activities resulted primarily from the refranchising of Company restaurants in 2012 which resulted in uses of working capital, a $75.9 million federal tax refund received in 2011 and higher income taxes paid in 2012, partially offset by lower interest payments in 2012. The decrease in operating cash flows attributable to the refranchisings reflects use of cash to settle the negative working capital positions of the restaurants refranchised in the period of refranchising.

Investing Activities

Cash provided by investing activities was $43.0 million in 2013, compared to $33.6 million in 2012. The increase in cash provided by investing activities was driven primarily as a result of a decrease in capital expenditures and a decrease in payments for acquired franchise operations, partially offset by a decrease in proceeds from refranchisings, net.

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

	2013	2012	2011
New restaurants	$1.1	$1.1	$6.8
Existing restaurants	11.2	49.0	65.7
Other, including corporate	13.2	20.1	9.6

Total	$25.5	$70.2	$82.1

While we expect to have capital expenditures during 2014, we did not have any material capital expenditure commitments as of December 31, 2013. We expect to fund capital expenditures from cash on hand and cash flow from operations.

Financing Activities

Cash used for financing activities was $132.7 million in 2013, compared to $174.6 million in 2012. The decrease in cash used for financing activities was driven primarily as a result of cash used for the prepayment of term loans and repurchase of Senior Notes and Discount Notes and the payment of financing costs during 2012, partially offset by higher scheduled debt principal payments, higher dividend payments and share repurchases during 2013.

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

Contractual Obligations and Commitments

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Term debt, including current portion, interest and interest rate cap premiums (1)	$1,929.4	$123.6	$318.0	$814.4	$673.4
Senior Notes, including interest	1,167.2	78.5	156.9	931.8	—
Discount Notes, including PIK interest	691.1	—	—	277.0	414.1
Operating lease obligations	826.7	97.1	175.7	148.1	405.8
Purchase commitments (2)	142.2	124.7	15.5	2.0	—
Capital lease obligations	125.0	17.2	30.4	24.6	52.8
Unrecognized tax benefits (3)	31.9	—	—	—	—
Severance and severance-related costs	5.6	5.6	—	—	—

Total	$4,919.1	$446.7	$696.5	$2,197.9	$1,546.1

(1)	We have estimated our interest payments through the maturity of our 2012 Credit Facilities based on current LIBOR rates and the terms of our interest rate caps.
(2)	Includes open purchase orders, as well as commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements.
(3)	We have provided only a total in the table above since the timing of the unrecognized tax benefit payments is unknown.

Other Commercial Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2013, we estimate it will take approximately 16 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2013, there were $123.6 million of loans outstanding to franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $204.2 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $28.9 million, assuming full utilization of all borrowing capacity.We record a liability in the period the loans are funded. As of December 31, 2013, the liability reflecting the fair value of these guarantee obligations was $5.2 million. No significant payments have been made by us in connection with these guarantees through December 31, 2013.

Cash Dividends and Share Repurchase Program

Cash dividends paid to shareholders of common stock were $84.3 million in 2013, $14.0 million in 2012 and $393.4 million in 2011. On December 16, 2011, we paid a dividend to our shareholders, principally 3G, in the amount of $393.4 million, representing the net proceeds from the sale of the Discount Notes.

On April 10, 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the share repurchase limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. During 2013, we repurchased 342,843 shares of common stock under this program at an aggregate cost of $7.3 million, which we will retain in treasury for future use.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2013, 2012 or 2011. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the 3G Acquisition. Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”). We test goodwill and the Brand for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. Our impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if required, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the estimated fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. Our impairment review for the Brand consists of a qualitative assessment similar to goodwill and if necessary, a comparison of the fair value of the Brand with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the Brand is not considered impaired.

Goodwill and our Brand are tested for impairment at least annually as of October 1 of each year. During the year ended December 31, 2013, we performed a qualitative assessment of whether it was more-likely-than-not that our reporting units’ fair values were less than their carrying values. Based on this analysis, we determined it was not more-likely-than-not that any of our reporting units had a fair value less than carrying value as of October 1, 2013 and thus we did not proceed to the two-step goodwill impairment test. Similarly, we performed a qualitative assessment of our Brand and determined it was not more-likely-than-not for the Brand fair value to be less than carrying value as of October 1, 2013. Significant changes in the estimates used in our analysis could result in an impairment charge related to goodwill and/or intangible assets not subject to amortization. In addition, we could record impairment losses in the future if profitability and cash flows of our reporting units decline to the point where their carrying values exceeded their market values.

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

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Historically, certain long-lived assets and related liabilities were grouped together for impairment testing at the operating market level (based on geographic areas) in the United States and Canada.

During 2013, we reviewed our long-lived asset groupings and determined it would be more appropriate to evaluate long-lived asset groups for impairment by franchisee in the United States and Canada as a result of the completion of our portfolio realignment project. The long-lived assets of all Company restaurants in the United States are grouped together for impairment testing because they are located in a single operating market. No impairment charges resulted from this change in asset grouping. Future changes to our assessments of our long-lived asset groups for impairment testing purposes, changes in circumstances, operating results or other events could result in asset impairment testing and charges.

In countries in which we have a smaller number of properties leased to franchisees, most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, we group long-lived assets and related liabilities for the entire country in the case of Spain, U.K. and Canada.

Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

•	bankruptcy proceedings or other significant financial distress of a lessee;

•	significant negative industry or economic trends;

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of rental income, capital requirements for maintaining property and residual values of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

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

See Note 11 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for income taxes.

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

See Note 20 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for our insurance reserves.

Investments in Unconsolidated Entities

We evaluate the recoverability of the carrying amount of our equity investments accounted for using the equity method when there is an indication of potential impairment. When an indication of potential impairment is present, we record a write-down of the equity investment if and when the amount of its estimated realizable value falls below carrying amount and we determine that this shortfall is other-than-temporary. Indications of a potential impairment that would cause us to perform this evaluation include, but are not necessarily limited to, an inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a quoted market price per share that remains significantly below our carrying amount per share for a sustained period of time. In determining whether a decline in the investment’s estimated realizable value is other-than-temporary, we consider the length of time and the extent to which such value has been less than the carrying amount, the financial condition and prospects of the investee, and our ability and intent to retain our equity investment for a period of time sufficient to allow for any anticipated recovery in value. In the event that we determine that a decline in value is other-than-temporary, we recognize an impairment charge for the reduction in the value of the equity investment.

If we need to assess the recoverability of our equity method investments, we will make assumptions regarding estimated future cash flows and other factors. Some of these assumptions will involve a high degree of judgment and also bear a significant impact on the assessment conclusions. We will formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies – New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Currency Exchange Risk

Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. We have operating expenses and selling, general and administrative expenses in countries outside the United States and our franchisees pay royalties to us in currencies other than U.S. dollars. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates.

During 2012, we entered into cross-currency rate swaps with an aggregate notional value of $430 million to hedge a portion of the net investment in a Swiss subsidiary, Burger King Europe GmbH. A total notional value of $230 million of these swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in US dollars and mature on October 19, 2016. A total notional value of $200 million of these swaps are contracts to exchange quarterly floating-rate payments we make in Euros for quarterly floating-rate payments we receive in U.S. Dollars and mature on September 28, 2017. Changes in the fair value of these instruments are immediately recognized in accumulated other comprehensive income (loss) to offset the change in the value of the net investment being hedged. At December 31, 2013, the estimated fair value of our cross-currency rate swaps was a liability of $25.9 million. A hypothetical 10% strengthening of the Euro relative to the U.S. dollar as of December 31, 2013, would have resulted in an after-tax translation loss of $28.8 million within accumulated other comprehensive income (loss). A hypothetical 10% weakening of the Euro relative to the U.S. dollar as of December 31, 2013, would have resulted in an after-tax translation gain of $28.8 million within accumulated other comprehensive income (loss). Gains (losses) on the net investment hedge recorded in accumulated other comprehensive income (loss) are offset by a corresponding decrease (increase) in the carrying amount of our net investment in Burger King Europe GmbH.

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

During 2013, income from operations would have decreased or increased $20.0 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk

We are exposed to changes in interest rates related to our 2012 Term Loan Facility and 2012 Revolving Credit Facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR, we entered into interest rate cap agreements. At December 31, 2013 and December 31, 2012, we had U.S. Dollar denominated interest rate cap agreements (notional amount of $1.2 billion and $1.4 billion, respectively) (the “Cap Agreements”) to effectively cap the LIBOR applicable to our variable rate borrowings at a weighted-average rate of 1.75% for U.S. Dollar denominated borrowings. The six year interest rate cap agreements are a series of individual caplets that reset and settle quarterly consistent with the payment dates of our LIBOR-based term debt. Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above the strike price, we will receive the net difference between the rate and the strike price. During 2012, we terminated our Euro denominated interest rate cap agreements (notional amount of €193.6 million at December 31, 2011) which effectively capped the annual interest expense applicable to our borrowings under the 2011 Amended Credit Agreement for Euro denominated borrowings. In connection with the termination of the Euro denominated interest rate cap agreements, we recorded a charge of $8.4 million within other operating (income) expense, net related to realized losses reclassified from accumulated other comprehensive income (“AOCI”).

At December 31, 2013, we had fixed rate debt of $1.27 billion and variable rate debt of $1.68 billion. Based on our variable rate debt balance and LIBOR as of December 31, 2013, a hypothetical 1.00% increase in the three-month LIBOR would increase our annual interest expense by approximately $11.7 million.

We are also exposed to losses in the event of nonperformance by the counterparty to these Cap Agreements. We attempt to minimize this risk by selecting a counterparty with investment grade credit ratings and regularly monitoring our market position with the counterparty.

During 2012, we entered into three forward-starting interest rate swaps to hedge the variability of forecasted interest payments associated with changes in interest rates beginning in 2015 and 2016. The forward-starting interest rate swaps have a total notional value of $2.3 billion with terms calling for us to receive interest quarterly at a variable rate equal to the forward 90-day LIBOR swap rate and to pay interest quarterly at a fixed rate. The forward-starting interest rate swaps effectively fix the interest rate on $1.0 billion of floating-rate debt beginning 2015 and $1.3 billion of floating-rate debt starting 2016. At December 31, 2013, the estimated fair value of our forward starting interest rate swaps was an asset of $169.9 million.

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

The estimated change in Company restaurant food, paper and product costs from a hypothetical 10% change in average prices of our commodities would have been approximately $7.1 million for 2013. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Burger King Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Worldwide, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Worldwide, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Burger King Worldwide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

February 21, 2014

Miami, Florida

Certified Public Accountants

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In millions, except share data)

	As of
	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$786.9	$546.7
Trade and notes receivable, net	179.7	179.0
Prepaids and other current assets, net	69.8	91.3
Deferred income taxes, net	38.0	73.5

Total current assets	1,074.4	890.5
Property and equipment, net of accumulated depreciation of $187.9 million and $184.2 million, respectively	801.5	885.2
Intangible assets, net	2,796.0	2,811.2
Goodwill	630.0	619.2
Net investment in property leased to franchisees	163.1	180.4
Other assets, net	363.5	177.5

Total assets	$5,828.5	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$31.1	$68.7
Accrued advertising	56.5	66.5
Other accrued liabilities	177.0	206.8
Current portion of long term debt and capital leases	81.4	55.8

Total current liabilities	346.0	397.8
Term debt, net of current portion	2,880.2	2,905.1
Capital leases, net of current portion	75.4	88.4
Other liabilities, net	317.9	382.4
Deferred income taxes, net	692.8	615.3

Total liabilities	4,312.3	4,389.0

Commitments and Contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized;
352,161,950 shares issued at December 31, 2013;
350,238,771 shares issued and outstanding at December 31, 2012	3.5	3.5
Additional paid-in capital	1,239.9	1,205.7
Retained earnings	225.5	76.1
Accumulated other comprehensive income (loss)	54.6	(110.3)
Treasury stock, at cost; 345,286 shares at December 31, 2013 and 0 shares at December 31, 2012	(7.3)	—

Total stockholders’ equity	1,516.2	1,175.0

Total liabilities and stockholders’ equity	$5,828.5	$5,564.0

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In millions, except per share data)

	2013	2012	2011
Revenues:
Company restaurant revenues	$222.7	$1,169.0	$1,638.7
Franchise and property revenues	923.6	801.9	701.2

Total revenues	1,146.3	1,970.9	2,339.9
Company restaurant expenses:
Food, paper and product costs	70.6	382.2	524.7
Payroll and employee benefits	68.1	345.1	481.2
Occupancy and other operating costs	56.6	309.9	441.5

Total Company restaurant expenses	195.3	1,037.2	1,447.4
Franchise and property expenses	152.4	115.1	100.2
Selling, general and administrative expenses	242.4	347.6	418.5
Other operating (income) expenses, net	34.0	53.3	11.3

Total operating costs and expenses	624.1	1,553.2	1,977.4

Income from operations	522.2	417.7	362.5
Interest expense, net	200.0	223.8	226.7
Loss on early extinguishment of debt	—	34.2	21.1

Income before income taxes	322.2	159.7	114.7
Income tax expense	88.5	42.0	26.6

Net income	$233.7	$117.7	$88.1

Earnings per share:
Basic	$0.67	$0.34	$0.25
Diluted	$0.65	$0.33	$0.25
Weighted average shares outstanding
Basic	351.0	349.7	348.2
Diluted	357.8	354.1	348.2
Dividends per common share	$0.24	$0.04	$1.13

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	2013	2012	2011
Net income	$233.7	$117.7	$88.1
Foreign currency translation adjustment	50.1	15.5	(44.3)
Reclassification of foreign currency translation adjustment into net income	(3.0)	—	—
Net change in fair value of net investment hedges (net of tax of $5.7, $4.2 and $0.0)	(9.1)	(6.6)	—
Net change in fair value of interest rate caps/swaps (net of tax of $65.8, $6.4 and $26.4)	103.3	(10.0)	(40.9)
Amounts reclassified to earnings of cash flow hedges (net of tax of $2.3, $4.6 and $0.4)	3.8	7.0	(0.6)
Pension and post-retirement benefit plans (net of tax of $10.7, $0.2 and $5.8)	20.8	(1.3)	(9.7)
Amortization of prior service costs (net of tax of $1.2, $1.0 and $0.0)	(1.8)	(1.6)	—
Amortization of actuarial losses (net of tax of $0.4, $0.0 and $0.0)	0.8	—	—

Other comprehensive income (loss)	164.9	3.0	(95.5)

Total comprehensive income (loss)	$398.6	$120.7	$(7.4)

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In millions, except per share data)

				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

	Issued Common Stock		Additional Paid- In Capital			Treasury Stock
	Shares	Amount					Total
Balances at December 31, 2010	347.9	$3.5	$1,577.2	$(115.7)	$(17.8)	$—	$1,447.2
Share-based compensation	—	—	1.2	—	—	—	1.2
Issuance of shares	0.3	—	1.6	—	—	—	1.6
Dividend paid on common shares ($ 1.13 per share)	—	—	(393.4)	—	—	—	(393.4)
Comprehensive income (loss):
Net income	—	—	—	88.1	—	—	88.1
Other comprehensive income (loss)	—	—	—	—	(95.5)	—	(95.5)

Total Comprehensive income (loss)							(7.4)

Balances at December 31, 2011	348.2	$3.5	$1,186.6	$(27.6)	$(113.3)	$—	$1,049.2
Stock option exercises	0.5	—	1.5	—	—	—	1.5
Share-based compensation	—	—	12.2	—	—	—	12.2
Issuance of shares	1.5	—	5.4	—	—	—	5.4
Dividend paid on common shares ($ 0.04 per share)	—	—	—	(14.0)	—	—	(14.0)
Comprehensive income (loss):
Net income	—	—	—	117.7	—	—	117.7
Other comprehensive income (loss)	—	—	—	—	3.0	—	3.0

Total Comprehensive income (loss)							120.7

Balances at December 31, 2012	350.2	$3.5	$1,205.7	$76.1	$(110.3)	$—	$1,175.0
Stock option exercises	1.7	—	6.0	—	—	—	6.0
Stock option tax benefits	—	—	10.1	—	—	—	10.1
Share-based compensation	—	—	14.6	—	—	—	14.6
Issuance of shares	0.3	—	3.5	—	—	—	3.5
Treasury stock purchases	—	—	—	—	—	(7.3)	(7.3)
Dividend paid on common shares ($ 0.24 per share)	—	—	—	(84.3)	—	—	(84.3)
Comprehensive income (loss):
Net income	—	—	—	233.7	—	—	233.7
Other comprehensive income (loss)	—	—	—	—	164.9	—	164.9

Total Comprehensive income (loss)							398.6

Balances at December 31, 2013	352.2	$3.5	$1,239.9	$225.5	$54.6	$(7.3)	$1,516.2

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$233.7	$117.7	$88.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.8	114.2	136.4
Loss on early extinguishment of debt	—	34.2	21.1
Amortization of deferred financing costs and debt issuance discount	56.3	57.0	46.3
Equity in net loss from unconsolidated affiliates	12.7	4.1	1.2
Loss (gain) on remeasurement of foreign denominated transactions	0.3	(8.2)	0.4
Amortization of defined benefit pension and postretirement items	(2.1)	(2.5)	—
Realized loss on terminated caps/swaps	6.1	11.8	0.5
Net (gains) losses on refranchisings and dispositions of assets	(3.9)	27.0	(1.0)
Impairment on non-restaurant properties	—	—	2.3
Bad debt expense (recoveries), net	2.0	(0.8)	6.1
Share-based compensation expense	14.8	12.2	1.2
Deferred income taxes	32.1	8.9	(27.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	(7.6)	(22.2)	(6.0)
Prepaids and other current assets	(7.8)	(7.0)	105.5
Accounts and drafts payable	(30.6)	(23.9)	8.7
Accrued advertising	(10.6)	(32.3)	18.3
Other accrued liabilities	(5.4)	(40.3)	21.2
Other long-term assets and liabilities	(30.6)	(25.5)	(16.8)

Net cash provided by operating activities	325.2	224.4	406.2

Cash flows from investing activities:
Payments for property and equipment	(25.5)	(70.2)	(82.1)
Proceeds from refranchisings, disposition of assets and restaurant closures	64.8	104.9	29.9
Investments in / advances to unconsolidated affiliates	—	—	(4.5)
Payments for acquired franchisee operations, net of cash acquired	(11.9)	(15.3)	—
Return of investment on direct financing leases	15.4	14.2	14.6
Other investing activities	0.2	—	0.7

Net cash provided by (used for) investing activities	43.0	33.6	(41.4)

Cash flows from financing activities:
Proceeds from term debt	—	1,733.5	1,860.0
Proceeds from Discount Notes	—	—	401.5
Repayments of term debt and capital leases	(57.2)	(1,766.8)	(1,874.5)
Extinguishment of debt	—	(112.8)	(70.6)
Payment of financing costs	—	(16.0)	(32.6)
Dividends paid on common stock	(84.3)	(14.0)	(393.4)
Proceeds from stock option exercises	6.0	1.5	—
Excess tax benefits from share-based compensation	10.1	—	—
Proceeds from issuance of shares	—	—	1.6
Repurchases of common stock	(7.3)	—	—

Net cash used for financing activities	(132.7)	(174.6)	(108.0)

Effect of exchange rates on cash and cash equivalents	4.7	4.3	(4.8)
Increase in cash and cash equivalents	240.2	87.7	252.0
Cash and cash equivalents at beginning of period	546.7	459.0	207.0

Cash and cash equivalents at end of period	$786.9	$546.7	$459.0

Supplemental cashflow disclosures:
Interest paid	$139.1	$170.3	$183.0
Income taxes paid	$35.6	$40.1	$26.2
Non-cash investing and financing activities:
Investments in unconsolidated affiliates	$17.8	$98.6	$—
Acquisition of property with capital lease obligations	$1.0	$36.1	$3.2
Net investment in direct financing leases	$—	$0.7	$14.6

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Organization

Description of Business

Burger King Worldwide, Inc. (“BKW,” the “Company,” “we,” “us” and “our”) is a Delaware corporation formed on April 2, 2012, and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of December 31, 2013, we franchised or owned a total of 13,667 restaurants in 97 countries and territories worldwide. Of these restaurants, 13,615 were owned by our franchisees and 52 were Company restaurants.

We generate revenue from three sources: (1) retail sales at Company restaurants, (2) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and initial and renewal fees paid by franchisees, and (3) property income from properties that we lease or sublease to franchisees.

Restaurant sales are affected by the timing and effectiveness of our advertising, new products and promotional programs. Our results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and the refranchising or acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in the spring and summer months when the weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Restaurant sales are typically lowest during the winter months, which include February, the shortest month of the year. The timing of religious holidays may also impact restaurant sales.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates owned 50% or less are accounted for by the equity method.

We also consider for consolidation an entity in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. Our most significant variable interests are in entities that operate restaurants under our franchise arrangements and certain equity method investees that operate as master franchisees. We do not have any ownership interests in our franchisees’ businesses, except for our investments in various entities that are accounted for under the equity method. Additionally, we generally do not provide financial support to our franchisees in a typical franchise relationship. As our franchise and master franchise arrangements provide our franchise and master franchise entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. Based on the results of our analysis of potential VIEs, we have not consolidated any franchisee entities. Our maximum exposure to loss resulting from involvement with potential VIEs is attributable to trade and notes receivable balances, outstanding loan guarantees and future lease payments, where applicable.

Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income (loss).

Concentrations of Risk

Our operations include franchise and Company restaurants located in 97 countries and territories worldwide. Of the 13,667 restaurants in operation as of December 31, 2013, 13,615 were franchise restaurants and 52 were Company restaurants.

Four distributors currently service approximately 86% of our U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business. In many of our international markets, a single distributor services all the Burger King restaurants in the market. The loss of any of one of these distributors would likely have an adverse effect on the market impacted, and depending on the market, could have an adverse impact on our financial results. In addition, we have moved to a business model in which we enter into exclusive agreements with master franchisees to develop and operate restaurants, and subfranchise to third parties the right to develop and operate restaurants in defined geographic areas. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay or discontinuation of the development of franchise restaurants, or an interruption in the operation of our brand in a particular market or markets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency and energy markets and declines in consumer spending may continue to affect the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Foreign Currency Translation

The functional currency of each foreign subsidiary is generally the local currency. Foreign currency balance sheets are translated using the end of period exchange rates, and statements of operations and statements of cash flows are translated at the average exchange rates for each period. The translation adjustments resulting from the translation of foreign currency financial statements are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

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

Favorable and unfavorable operating leases are recorded in connection with the acquisition method of accounting. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain within other operating (income) expense, net in the consolidated statements of operations. Amortization of favorable and unfavorable leases on Company restaurants is included in occupancy and other operating costs in the consolidated statement of operations. Amortization of favorable and unfavorable income leases is included in franchise and property revenues in the consolidated statement of operations. Amortization of favorable and unfavorable commitment leases for franchise restaurants is included in franchise and property expenses in the consolidated statement of operations.

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

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”). Our annual goodwill impairment testing date is October 1 of each year. Our impairment review for goodwill consists of a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount, and if required, followed by a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the qualitative assessment demonstrates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to perform the two-step goodwill impairment test. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the implied fair value of the reporting unit is allocated to all its underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value. Our impairment review for the Brand consists of a qualitative assessment similar to goodwill and if necessary, a comparison of the fair value of the Brand with its carrying amount on a consolidated basis. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the Brand is not considered impaired.

We completed our goodwill and Brand impairment tests as of October 1, 2013, 2012 and 2011 and no impairment resulted.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee; significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we must record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Historically, certain long-lived assets and related liabilities were grouped together for impairment testing at the operating market level (based on geographic areas) in the United States.

During 2013, we reviewed our long-lived asset groupings and determined it would be more appropriate to evaluate long-lived asset groups for impairment by franchisee in the United States and Canada as a result of the completion of our portfolio realignment project. The long-lived assets of all Company restaurants in the United States are grouped together for impairment testing because they are located in a single operating market. No impairment charges resulted from this change in asset grouping. Future changes to our assessments of our long-lived asset groups for impairment testing purposes, changes in circumstances, operating results or other events could result in asset impairment testing and charges.

In countries in which we have a smaller number of properties leased to franchisees, most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, we group long-lived assets and related liabilities for the entire country in the case of Spain, U.K. and Canada.

Equity Method Investments

Equity investments in which we hold at least a 20% ownership interest or have significant influence over the investee but not control over the investee are accounted for using the equity method and are included in other assets, net in our consolidated balance sheets. We also have equity investments in which our ownership interest is less than 20% that are accounted for using the equity method because we have a significant influence over the investee. Our share of investee net income or loss is classified as a component of other income (expense), net in our consolidated statements of operations. The difference between the carrying value of our equity investment and the underlying equity in the historical net assets of the investee is accounted for as if the investee were a consolidated subsidiary. Accordingly, the carrying value difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the equity investment were a consolidated subsidiary. To the extent the carrying value difference represents goodwill an indefinite lived assets, it is not amortized. We did not record basis difference amortization related to equity method investments for 2013, 2012 and 2011. We evaluate our investments in equity method investments for impairment whenever events occur or circumstances change in a manner that indicates our investment may not be recoverable. We did not record impairment charges related to equity method investments for 2013, 2012 and 2011.

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

Disclosures About Fair Value

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. These items primarily include long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests and asset retirement obligations initially measured at fair value. At December 31, 2013 and December 31, 2012, there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

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

Revenue Recognition

Revenues include retail sales at Company restaurants, franchise revenues and property income. Franchise revenues consist primarily of royalties, based on a percentage of sales reported by the franchise restaurants, and initial and renewal franchise fees paid by franchisees. Property income consists of operating lease rentals and earned income on direct financing leases on property leased or subleased to franchisees. Retail sales at Company restaurants are recognized at the point of sale. We present sales net of sales tax and other sales-related taxes. Royalties are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. Initial franchise fees are recognized as revenue when the related restaurant begins operations. Fees collected in advance are deferred until earned. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. Upfront fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized as franchise fee revenue on a pro rata basis as the franchisee opens each respective restaurant. The cost recovery accounting method is used to recognize revenues for franchisees for which collectability is not reasonably assured. Rental income for base rentals is recorded on a straight-line basis over the term of the lease and earned income on direct financing leases are recognized when earned and collectability is reasonably assured. Contingent rent is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such threshold is actually achieved.

Advertising and Promotional Costs

Historically Company restaurants and franchise restaurants contribute to advertising funds that we manage in the United States and certain international markets. Under our franchise agreements, advertising contributions received from franchisees must be spent on advertising, product development, marketing and related activities. The advertising funds expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred. The revenues and expenses of the advertising funds are not included in our consolidated statements of operations because we do not have complete discretion over the usage of the funds.

Advertising expense, which primarily consists of advertising contributions by Company restaurants based on a percentage of gross sales, totaled $6.2 million for 2013, $48.3 million for 2012 and $78.2 million for 2011 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

As of the balance sheet date, contributions received may not equal advertising and promotional expenditures for the period due to the timing of advertising promotions. To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as a deferred liability and are recorded in accrued advertising in the accompanying consolidated balance sheets. To the extent that advertising and promotional expenditures temporarily exceed contributions received, the excess expenditures are accounted for as a receivable from the fund and are recorded in prepaids and other current assets, net in the accompanying consolidated balance sheets.

In most of our international markets, franchisees contribute to advertising funds that are not managed by us. Such contributions and related fund expenditures are not reflected in our results of operations or financial position.

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

Litigation accruals

From time to time, we are subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies and suppliers. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in settlement strategy in dealing with these matters.

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

Retirement Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the consolidated balance sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Gains or losses and prior service costs or credits related to our pension plans are being recognized as they arise as a component of other comprehensive income (loss) to the extent they have not been recognized as a component of net periodic benefit cost.

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

We also maintain an Executive Retirement Plan (“ERP”) for all officers and senior management. Prior to December 31, 2011, officers and senior management could elect to defer up to 75% of base pay once 401(k) limits were reached and up to 100% of incentive pay on a before-tax basis under the ERP. BKC provided a dollar-for-dollar match up to the first 6% of base pay. In the quarter ended December 31, 2011, we elected to cease further participation deferrals and contributions to the ERP.

We have a rabbi trust to invest compensation deferred under the ERP and fund future deferred compensation obligations. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes and are classified as restricted investments within other assets, net in our consolidated balance sheets. The rabbi trust is required to be consolidated into our consolidated financial statements. Participants receive returns on amounts they deferred under the deferred compensation plan based on investment elections they make.

Aggregate amounts recorded in the consolidated statements of operations representing our contributions to the Savings Plan and ERP on behalf of restaurant and corporate employees was $1.0 million for 2013, $1.8 million for 2012 and $4.2 million for 2011. Our contributions made on behalf of restaurant employees are classified as payroll and employee benefit expenses in our consolidated statements of operations, while our contributions made on behalf of corporate employees are classified as selling, general and administrative expenses in our consolidated statements of operations.

New Accounting Pronouncements

During 2013, we adopted a Financial Accounting Standards Board (“FASB”) accounting standards update that amends accounting guidance to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required by GAAP to be reclassified to net income in their entirety in the same reporting period. The disclosures required by this accounting standards update are included in this report.

During 2013, we adopted an accounting standards update that amends accounting guidance for the release of the cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of this accounting standard update did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 3. Trade and Notes Receivable, net

Trade and notes receivable, net, consists of the following (in millions):

	As of December 31,
	2013	2012
Trade accounts receivable	$190.6	$195.6
Notes receivable, current portion	4.9	3.1

	195.5	198.7
Allowance for doubtful accounts	(15.8)	(19.7)

Total, net	$179.7	$179.0

The change in allowances for doubtful accounts is as follows (in millions):

	As of December 31,
	2013	2012
Beginning balance	$19.7	$21.3
Bad debt expense (recoveries), net	2.0	(0.8)
Write-offs and other	(5.9)	(0.8)

Ending balance	$15.8	$19.7

Note 4. Prepaids and Other Current Assets, net

Prepaid and other current assets, net consist of the following (in millions):

	As of December 31,
	2013	2012
Prepaid expenses	$34.2	$23.3
Refundable and prepaid income taxes	25.3	28.5
Inventories	1.2	6.7
Deferred financing costs - current portion	9.1	8.9
Assets held for sale	—	23.9

Total Prepaids and other current assets	$69.8	$91.3

At December 31, 2012, assets held for sale consisted primarily of goodwill and machinery and equipment to be sold in connection with refranchisings.

Note 5. Property and Equipment, net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

			As of December 31,
			2013	2012
Land			$444.3	$446.7
Buildings and improvements (1)	(up to 40 years	)	431.6	469.7
Machinery and equipment (2)	(up to 18 years	)	26.2	69.4
Furniture, fixtures, and other	(up to 10 years	)	68.3	51.1
Construction in progress			19.0	32.5

			989.4	1,069.4
Accumulated depreciation and amortization (3)			(187.9)	(184.2)

Property and equipment, net			$801.5	$885.2

(1)	Buildings and improvements include assets under capital leases of $47.9 million as of December 31, 2013 and $49.3 million as of December 31, 2012.
(2)	Machinery and equipment include assets under capital leases of $2.1 million as of December 31, 2013 and $3.7 million as of December 31, 2012.
(3)	Accumulated depreciation related to assets under capital leases totaled $13.6 million as of December 31, 2013 and $9.0 million as of December 31, 2012.

Depreciation and amortization expense on property and equipment totaled $49.7 million for 2013, $102.2 million for 2012 and $124.6 million for 2011.

Construction in progress represents new restaurant and equipment construction, reimaging of restaurants and software.

Note 6. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following (in millions):

	As of December 31,						Weighted
	2013			2012			Average Life as
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	of December 31, 2013
Identifiable assets subject to amortization:
Franchise agreements	$491.3	$(66.0)	$425.3	$485.6	$(46.2)	$439.4	20.6 Years
Favorable leases	158.4	(48.5)	109.9	183.1	(40.2)	142.9	9.5 Years

Subtotal	649.7	(114.5)	535.2	668.7	(86.4)	582.3	18.3 Years

Indefinite lived intangible assets - Brand	$2,260.8	$—	$2,260.8	$2,228.9	$—	$2,228.9

Intangible assets, net			$2,796.0			$2,811.2

Goodwill	$630.0			$619.2

We recorded amortization expense on intangible assets of $36.3 million for 2013, $38.2 million for 2012 and $40.2 million for 2011.

As of December 31, 2013, the estimated future amortization expense on intangible assets is as follows (in millions):

Twelve-months ended December 31,	Amount
2014	$34.6
2015	33.8
2016	33.1
2017	32.5
2018	31.3
Thereafter	369.9

Total	$535.2

The changes in the carrying amount of goodwill during 2013 and 2012 by geographic segment are as follows (in millions):

	U.S. & Canada	EMEA	LAC	APAC	Total
Balances at December 31, 2011	$254.8	$198.8	$137.9	$66.2	$657.7
Impact from refranchisings	(23.8)	(1.1)	—	(3.7)	(28.6)
Effects of foreign currency adjustments	—	3.9	—	—	3.9
Transfer from (to) assets held for sale	—	—	(13.8)	—	(13.8)

Balances at December 31, 2012	231.0	201.6	124.1	62.5	619.2

Impact from refranchisings	(0.1)	(2.2)	—	—	(2.3)
Effects of foreign currency adjustments	—	8.5	—	—	8.5
Transfer from (to) assets held for sale	—	—	4.6	—	4.6

Balances at December 31, 2013	$230.9	$207.9	$128.7	$62.5	$630.0

Note 7. Equity Method Investments

The carrying amount of all our equity method investments was $102.0 million as of December 31, 2013 and $97.3 million as of December 31, 2012 and is included as a component of other assets, net in our consolidated balance sheets. Below are the name of the entities, country of operation and our equity interest in our significant equity method investments based on the carrying value as of December 31, 2013.

Entity	Country	Equity Interest
Carrols Restaurant Group, Inc.	United States	28.9%
Operadora de Franquicias Alsea S.A.P.I. de C.V.	Mexico	20.0%
Pangaea Foods (China) Holdings, Ltd.	China	27.5%

The aggregate market value of our equity interest in Carrols Restaurant Group, Inc., based on the quoted market price on December 31, 2013, is approximately $62.2 million. No quoted market prices are available for our remaining equity method investments.

Most of the entities in which we have an equity interest own or franchise Burger King restaurants. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	2013	2012	2011
Revenues from affiliates:
Franchise royalties	$57.2	$28.5	$4.3
Property revenues	26.3	15.3	—
Franchise fees and other revenue	6.6	4.6	0.7

Total	$90.1	$48.4	$5.0

At December 31, 2013 and December 31, 2012, we had $12.9 million and $10.7 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our consolidated balance sheets.

Note 8. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities (current) and other liabilities, net (non-current) consist of the following (in millions):

	As of December 31,
	2013	2012
Current:
Accrued compensation and benefits	$30.9	$49.0
Restructuring and other provisions	16.0	14.6
Interest payable	16.9	16.9
Casualty insurance - current portion	5.1	7.3
Gift card liabilities	22.0	18.2
Income tax payable	5.2	2.8
Deferred income	19.5	18.1
Lease liability - current portion	9.8	8.0
Other	51.6	71.9

Other accrued liabilities	$177.0	$206.8

Non-current:
Accrued pension	$37.4	$77.7
Unfavorable leases	116.6	169.1
Casualty insurance - noncurrent	13.1	18.6
Retiree health benefits	7.4	8.0
Deferred compensation	6.0	7.8
Income tax payable	31.6	26.3
Derivatives liability	25.9	11.0
Lease liability - noncurrent	38.6	32.2
Other	41.3	31.7

Other liabilities, net	$317.9	$382.4

Note 9. Long-Term Debt

Long-term debt is comprised of the following (in millions):

	Maturity dates	As of December 31,		Interest rates (a)
		2013	2012	2013	2012
Tranche A Term Loans	2017	$991.4	$1,023.6	3.2%	3.1%
Tranche B Term Loans (b)	2019	689.4	695.1	4.5%	4.5%
9 7/8 % Senior Notes	2018	794.5	794.5	10.1%	10.1%
11.0% Discount Notes (c)	2019	453.1	407.1	11.5%	11.5%
Deferred Premiums on interest rate caps	2016	22.0	29.0	2.5%	2.5%
Other	N/A	0.7	0.9

Total debt		2,951.1	2,950.2
Less: current maturities of debt		(70.9)	(45.1)

Total long-term debt		$2,880.2	$2,905.1

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented net of a discount of $6.7 million at December 31, 2013 and $8.1 million at December 31, 2012.
(c)	Principal face amount herein is presented net of a discount of $126.0 million at December 31, 2013 and $172.0 million at December 31, 2012.

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

As of December 31, 2013, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of the 2012 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of December 31, 2013, we had no letters of credit issued against the 2012 Revolving Credit Facility and our borrowing capacity was $130.0 million.

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

At BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% (“Alternate Base Rate Loans”), plus an applicable margin equal to 1.25% for any Tranche A Term Loan, 1.75% for any Tranche B Term Loan and 2.25% for loans under the 2012 Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to LIBOR, adjusted for statutory reserve requirements (“Eurocurrency Loans”), plus an applicable margin equal to 2.25% for any Tranche A Term Loan, 2.75% for any Tranche B Term Loan and 3.25% for loans under the 2012 Revolving Credit Facility; provided that the foregoing margins applicable to the Tranche A Term Loans are subject to reduction after financial statements have been delivered for the first full fiscal quarter after the Closing Date based upon achievement of specified leverage ratios. Borrowings of Tranche B Term Loans will be subject to a floor of 1.00% in the case of Eurocurrency Loans and 2.00% in the case of Alternate Base Rate Loans. We have elected our applicable rate per annum as Eurocurrency rate determined by reference to LIBOR. As of December 31, 2013, the interest rate was 2.50% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan.

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

At December 31, 2013, we were in compliance with all covenants of the 2012 Credit Agreement and there were no limitations on our ability to draw on the remaining availability under the 2012 Revolving Credit Facility.

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

We are required to pay certain recurring fees with respect to the 2012 Credit Facilities, including (i) fees on the unused commitments of the lenders under the revolving facility, (ii) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (iii) administration fees. Amounts outstanding under the 2012 Revolving Credit Facility bear interest at a rate equal to LIBOR plus 3.25% on the amount drawn under each letter of credit that is issued and outstanding under the 2012 Revolving Credit Facility. The interest rate on the unused portion of the 2012 Revolving Credit Facility ranges from 0.50% to 0.75%, depending on our leverage ratio, and our current rate is 0.50%.

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

9 7/8% Senior Notes

We have senior notes due 2018 that bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year (the “Senior Notes”). The Senior Notes mature on October 15, 2018. During 2012, we repurchased and retired Senior Notes with an aggregate face value of $3.0 million for a purchase price of $3.4 million, including accrued interest. During 2011, we repurchased and retired Senior Notes with an aggregate face value of $2.5 million for a purchase price of $2.7 million, including accrued interest. We did not repurchase any Senior Notes in 2013.

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

At any time prior to October 15, 2014, BKC may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the “Applicable Premium” as of, and accrued and unpaid interest, to (but excluding) the redemption date. “Applicable Premium” means the greater of: (1) 1.0% of the principal amount of the Senior Notes redeemed; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of such Senior Notes at October 15, 2014, plus (ii) all required interest payments through October 15, 2014, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the principal amount of the Senior Notes redeemed. On or after October 15, 2014, BKC may redeem the Senior Notes at the redemption prices (expressed as percentages of principal amount of the Senior Notes to be redeemed) set forth below, plus accrued and unpaid interest, to (but excluding) the redemption date: October 15, 2014 – October 14, 2015 (104.938%); October 15, 2015 – October 14, 2016 (102.469%); and October 15, 2016 and thereafter (100%).

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

At December 31, 2013, we were in compliance with all covenants of the Senior Notes Indenture.

11.0% Discount Notes

On April 19, 2011, Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685.0 million in the aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. In August 2012, the Company entered into a Supplemental Indenture to guarantee the Issuers’ obligations under the Discount Notes. The Issuers have no operations or assets other than the interest in Holdings held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKC. During 2012, we repurchased Discount Notes with an aggregate face value of $92.9 million and an aggregate carrying value of $61.1 million, net of unamortized original issue discount, for a purchase price of $69.6 million. We did not repurchase any Discount Notes in 2013.

At any time prior to April 15, 2015, the Issuers may redeem all or a part of the Discount Notes at a redemption price equal to 100% of the accreted value thereof on the redemption date plus the Applicable Premium as of, and accrued and unpaid interest, to but excluding the redemption date. “Applicable Premium” means the greater of: (1) 1.0% of the accreted value of the Discount Notes redeemed; and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of such Discount Notes at April 15, 2015, plus (ii) all required interest payments through April 15, 2015, computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the accreted value of the Discount Notes redeemed. In addition, prior to April 15, 2014, the Issuers may redeem up to 35% of the original principal amount of the Discount Notes with the proceeds of certain equity offerings at a redemption price equal to 111% of the accreted value of the Discount Notes, plus (without duplication) any accrued but unpaid interest, if any, to the date of redemption.

On or after April 15, 2015, the Issuers may redeem all or a part of the Discount Notes at the redemption prices (expressed as percentages of accreted value of the Discount Notes to be redeemed) set forth below, plus accrued and unpaid interest, to (but excluding) the redemption date: April 15, 2015 – April 14, 2016 (105.5%); April 15, 2016 – April 14, 2017 (102.75%); and April 15, 2017 and thereafter (100%).

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

At December 31, 2013, we were in compliance with all covenants of the Discount Notes Indenture.

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

Maturities

The aggregate maturities of long-term debt as of December 31, 2013, including the effects of the discount accretion on the 2012 Credit Facilities and Discount Notes, are as follows (in millions):

Year Ended December 31,	Principal Amount
2014	$72.3
2015	98.2
2016	124.2
2017	747.5
2018	801.6
Thereafter	1,240.0

Total	$3,083.8

Interest Expense, net

Interest expense, net consists of the following (in millions):

	2013	2012	2011
Tranche A Term Loans	$26.3	$7.1	$—
Tranche B Term Loans	26.6	7.1	—
Secured Term Loan—USD tranche	—	51.2	75.4
Secured Term Loan—Euro tranche	—	8.8	14.3
Interest Rate Caps	6.8	4.2	1.2
9 7/8 % Senior Notes	78.5	78.6	78.8
11.0% Discount Notes	46.0	43.8	31.0
Amortization of deferred financing costs and debt issuance discount	10.3	13.2	15.3
Capital lease obligations	6.4	8.2	9.1
Other	1.7	2.7	3.2
Interest income	(2.6)	(1.1)	(1.6)

Total	$200.0	$223.8	$226.7

We had total unamortized deferred financing costs of $44.6 million at December 31, 2013 and $53.5 million at December 31, 2012. The long-term portion of these amounts are classified as other assets, net and are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in interest expense was $8.9 million for 2013, $10.9 million for 2012 and $12.5 million for 2011.

Note 10. Leases

As of December 31, 2013, we leased or subleased 1,964 restaurant properties to franchisees and 54 non-restaurant properties to third parties under direct financing leases and operating leases, where we are the lessor. Initial lease terms generally range from 10 to 20 years. Most leases to franchisees provide for fixed monthly payments and many of these leases provide for future rent escalations and renewal options. Certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. The lessees bear the cost of maintenance, insurance and property taxes.

Assets leased to franchisees and other third parties under operating leases, where we are the lessor, that are included within our property and equipment, net was as follows (in millions):

	As of December 31,
	2013	2012
Land	$421.7	$399.5
Buildings and improvements	397.9	361.3
Restaurant equipment	2.7	4.8

Gross property and equipment leased	822.3	765.6
Accumulated depreciation	(130.3)	(95.7)

Net property and equipment leased	$692.0	$669.9

Our net investment in direct financing leases was as follows (in millions):

	As of December 31,
	2013	2012
Future rents to be received
Future minimum lease receipts	$184.8	$213.0
Contingent rents(1)	92.1	104.8
Estimated unguaranteed residual value	23.8	25.6
Unearned income	(120.5)	(145.8)
Allowance on direct financing leases	(0.3)	(0.8)

	179.9	196.8
Current portion included within trade receivables	(16.8)	(16.4)

Net investment in property leased to franchisees	$163.1	$180.4

(1)	Amounts represent estimated contingent rents recorded in connection with the acquisition method of accounting.

In addition, we lease land, building, equipment, office space and warehouse space, including 336 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years and most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options and certain leases also include provisions for contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

As of December 31, 2013, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts		Lease Commitments(a)
	Direct Financing Leases	Operating Leases	Capital Leases	Operating Leases
2014	$24.1	$150.6	$22.6	$97.1
2015	23.5	145.3	20.9	90.8
2016	23.2	140.2	19.1	84.9
2017	22.4	137.1	16.9	78.6
2018	18.6	131.2	15.3	69.5
Thereafter	73.0	1,310.9	30.2	405.8

Total minimum payments	$184.8	$2,015.3	$125.0	$826.7

Less amount representing interest			(39.1)

Present value of minimum capital lease payments			85.9
Current portion of capital lease obligation			(10.5)

Long-term portion of capital lease obligation			$75.4

(a)	Lease commitments under operating leases have not been reduced by minimum sublease rentals of $1,404.6 million due in the future under noncancelable subleases.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	2013	2012	2011
Rental income:
Minimum	$165.9	$108.1	$72.9
Contingent	25.0	17.4	0.3
Amortization of favorable and unfavorable income lease contracts, net	5.6	6.3	6.6

Total rental income	196.5	131.8	79.8
Earned income on direct financing leases	17.2	19.5	31.4

Total property revenues	$213.7	$151.3	$111.2

Rent expense associated with the lease commitments is as follows (in millions):

	2013	2012	2011
Rental expense:
Minimum	$115.0	$148.8	$167.3
Contingent	4.9	9.3	4.5
Amortization of favorable and unfavorable payable lease contracts, net	0.9	(2.4)	(3.4)

Total rental expense (a)	$120.8	$155.7	$168.4

(a)	Amounts include rental expense related to properties subleased to franchisees of $94.0 million for 2013, $74.4 million for 2012 and $53.1 million for 2011.

The impact of favorable and unfavorable lease amortization on operating income is as follows (in millions):

	2013	2012	2011
Franchise and property revenues	$5.6	$6.3	$6.6
Company restaurant expenses:
Occupancy and other operating costs	1.3	3.4	4.1
Franchise and property expenses	(2.1)	(1.0)	(0.7)

Estimated future amortization of favorable and unfavorable lease contracts subject to amortization are as follows (in millions):

	Company Restaurants Occupancy and Other Operating Expenses		Franchise and Property Revenue		Franchise and Property Expenses
	Favorable	Unfavorable	Favorable	Unfavorable	Favorable	Unfavorable
2014	$0.3	$(0.6)	$3.4	$(9.1)	$10.2	$(7.0)
2015	0.3	(0.3)	3.1	(8.8)	9.7	(6.4)
2016	0.2	(0.3)	3.0	(8.5)	9.2	(6.0)
2017	0.2	(0.3)	2.8	(8.3)	8.7	(5.1)
2018	0.2	(0.2)	2.3	(7.8)	8.1	(4.4)
Thereafter	2.5	(0.6)	12.5	(24.2)	33.2	(18.7)

Total	$3.7	$(2.3)	$27.1	$(66.7)	$79.1	$(47.6)

Note 11. Income Taxes

Income before income taxes, classified by source of income (loss), is as follows (in millions):

	2013	2012	2011
Domestic	$127.4	$(4.7)	$5.4
Foreign	194.8	164.4	109.3

Income before income taxes	$322.2	$159.7	$114.7

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	2013	2012	2011
Current:
Domestic
Federal	$29.9	$19.0	$19.3
State, net of federal income tax benefit	3.7	1.1	(0.5)
Foreign	22.8	13.0	14.3

	$56.4	$33.1	$33.1

Deferred:
Domestic
Federal	$27.8	$(1.0)	$(13.6)
State, net of federal income tax benefit	(1.2)	1.6	0.1
Foreign	5.5	8.3	7.0

	$32.1	$8.9	$(6.5)

Total	$88.5	$42.0	$26.6

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	2013	2012	2011
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.5	1.0	1.0
Costs and taxes related to foreign operations	6.2	10.7	14.6
Foreign tax rate differential	(14.6)	(25.0)	(26.2)
Foreign exchange differential on tax benefits	—	—	(0.1)
Change in valuation allowance	0.6	(1.1)	3.8
Change in accrual for tax uncertainties	1.5	1.6	1.8
Deductible FTC	(1.9)	(3.2)	(3.7)
Non Deductible Transaction Costs	0.3	2.5	(1.2)
Other	(0.1)	4.8	(1.8)

Effective income tax rate	27.5%	26.3%	23.2%

Our effective tax rate was 27.5% for 2013, primarily as a result of the mix of income from multiple tax jurisdictions and the impact of non-deductible expenses related to our refranchisings, partially offset by a favorable impact from the sale of a foreign subsidiary and a reduction in the state effective tax rate related to our refranchisings. Our effective tax rate was 26.3% for 2012, primarily as a result of the mix of income from multiple tax jurisdictions, the release of valuation allowance and the impact of costs on refranchisings primarily in foreign jurisdictions. Our effective tax rate was 23.2% for 2011, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the mix of income from multiple tax jurisdictions and the resolution of state tax audits.

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	2013	2012	2011
Income tax expense from continuing operations	$88.5	$42.0	$26.6
Interest rate caps in accumulated other comprehensive income (loss)	2.3	(2.1)	(26.8)
Interest rate swaps in accumulated other comprehensive income (loss)	65.8	0.3	—
Pension liability in accumulated other comprehensive income (loss)	9.9	(1.2)	(5.8)
Net investment hedge in accumulated other comprehensive income (loss)	(5.7)	(4.2)	—
Stock option tax benefit in additional paid-in capital	(10.1)	—	—

Total	$150.7	$34.8	$(6.0)

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	2013	2012	2011
Deferred income tax expense
(exclusive of the effects of components listed below)	$9.9	$17.9	$(11.1)
Change in valuation allowance	22.6	(8.3)	4.6
Change in effective state income tax rate	(4.0)	0.8	—
Change in effective foreign income tax rate	3.6	(1.5)	—

Total	$32.1	$8.9	$(6.5)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of December 31,
	2013	2012
Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$9.2	$11.6
Accrued employee benefits	34.1	40.5
Unfavorable leases	58.8	77.0
Liabilities not currently deductible for tax	53.2	53.8
Tax loss and credit carryforwards	107.2	130.2
Other	0.5	10.3

Total gross deferred tax assets	263.0	323.4
Valuation allowance	(97.7)	(93.3)

Net deferred tax assets	165.3	230.1
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	10.3	11.9
Intangible assets	640.2	644.3
Leases	89.0	104.3
Statutory Impairment	9.2	8.8
Derivatives	65.9	0.3

Total gross deferred tax liabilities	814.6	769.6

Net deferred tax liability	$649.3	$539.5

The valuation allowance had a net increase of $4.4 million during 2013 as a result of changes in the projected utilization of deferred tax assets, currency fluctuations and the sale of foreign subsidiaries.

Changes in valuation allowance are as follows (in millions):

	2013	2012	2011
Beginning balance	$93.3	$99.6	$96.0
Change in estimates recorded to deferred income tax expense	22.6	(8.3)	4.6
Changes from foreign currency exchange rates	0.1	2.0	(1.0)
Sale of foreign subsidiaries	(18.3)	—	—

Ending balance	$97.7	$93.3	$99.6

Change in estimates recorded to deferred income tax expense primarily relate to the realizability of capital losses from the sale of foreign subsidiaries of $22.6 million for 2013, utilization of deferred tax assets in foreign countries of $(8.3) million for 2012 and realizability of foreign tax credit carryforwards and deferred tax assets in foreign countries of $4.6 million for 2011.

The amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2013 are as follows (in millions):

	Amount	Expiration Date
Non-U.S. net operating loss carryforwards	$2.1	2014 - 2023
Non-U.S. net operating loss carryforwards	205.1	Indefinite
State net operating loss carryforwards	63.8	2016 - 2033
U.S. foreign tax credits	15.3	2014 - 2015

Total	$286.3

During 2013, the company provided for $1.0 million of taxes on $2.7 million of foreign undistributed earnings of certain subsidiaries that are expected to be repatriated. Deferred tax liabilities have not been provided on approximately $499.0 million of undistributed earnings that are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if and when remittance occurs.

We had $27.7 million of unrecognized tax benefits at December 31, 2013, which if recognized, would favorably affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2013	2012	2011
Beginning balance	$23.3	$21.6	$22.4
Additions on tax position related to the current year	2.2	1.9	1.4
Additions for tax positions of prior years	2.4	0.9	2.8
Reductions for tax positions of prior year	(0.1)	(0.5)	(2.9)
Reductions for settlement	(0.1)	(0.5)	(2.0)
Reductions due to statute expiration	—	(0.1)	(0.1)

Ending balance	$27.7	$23.3	$21.6

During the twelve months beginning January 1, 2014, it is reasonably possible we will reduce unrecognized tax benefits by approximately $0.3 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties was $4.1 million at December 31, 2013 and $3.5 million at December 31, 2012. Potential interest and penalties associated with uncertain tax positions recognized was $0.6 million during the year ended December 31, 2013, $0.3 million during the year ended December 31, 2012, and zero during the year ended December 31, 2011. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore, Canada and Mexico. None of the foreign jurisdictions should be individually material. Our federal income tax returns for fiscal 2009, 2010, the period July 1, 2010 through October 18, 2010 and the period October 19, 2010 through December 31, 2010 are currently under audit by the Internal Revenue Service. In addition, we have various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Note 12. Pension and Post Retirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans for our employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom, Germany and Switzerland (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date.

Postretirement Medical Benefits

Our postretirement medical plan (the “U.S. Retiree Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service. In 2011, the credited service for this plan was frozen for all participants. Beginning January 1, 2012, the annual employer-provided subsidy will be $160 (pre-age 65) and $80 (post-age 65) per year of credited service for anyone not already receiving benefits prior to this date. In 2011, we recognized a reduction to the retiree medical plan liability as a result of a negative plan amendment of $7.1 million, with an offset to accumulated other comprehensive income (AOCI).

During 2012, we eliminated the option to delay enrollment for the U.S. Retiree Medical Plan and participants were required to make a one-time election to participate in the plan. This change was accounted for as a negative plan amendment and resulted in a reduction to the U.S. Retiree Medical Plan liability of $11.1 million. This reduction is being amortized as a reduction to net periodic benefit costs over 6 years, the average remaining years until expected retirement. This negative plan amendment resulted in net periodic benefit cost reductions of approximately $1.8 million in 2013 and $1.5 million in 2012 and will result in net periodic benefit costs reductions of approximately $1.8 million every year thereafter during the amortization period.

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan (in millions):

	U.S. Pension Plans		U.S. Retiree Medical Plan
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$212.9	$193.0	$8.5	$19.5
Service cost	—	—	—	—
Interest cost	8.4	8.6	0.4	0.4
Plan amendments	—	—	—	(11.1)
Actuarial (gains) losses	(17.4)	21.0	(0.6)	0.1
Part D Rx Subsidy Received	—	—	—	0.1
Benefits paid	(10.3)	(9.7)	(0.4)	(0.5)

Benefit obligation at end of year	$193.6	$212.9	$7.9	$8.5

Change in plan assets
Fair value of plan assets at beginning of year	$145.4	$129.0	$—	$—
Actual return on plan assets	17.0	17.5	—	—
Employer contributions	7.5	8.6	0.4	0.5
Benefits paid	(10.3)	(9.7)	(0.4)	(0.5)

Fair value of plan assets at end of year	$159.6	$145.4	$—	$—

Funded status of plan	$(34.0)	$(67.5)	$(7.9)	$(8.5)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(0.8)	$(0.7)	$(0.5)	$(0.5)
Noncurrent liabilities	(33.2)	(66.8)	(7.4)	(8.0)

Net pension liability, end of fiscal year	$(34.0)	$(67.5)	$(7.9)	$(8.5)

Amounts recognized in accumulated other comprehensive income (AOCI)
Prior service cost / (credit)	$—	$—	$(12.4)	$(15.3)
Unrecognized actuarial loss (gain)	(2.9)	24.8	(2.1)	(1.6)

Total AOCI (before tax)	$(2.9)	$24.8	$(14.5)	$(16.9)

	International Pension Plans
	2013	2012
Benefit obligation at end of year	$27.0	$32.5
Fair value of plan assets at end of year	28.8	23.3

Funded status of plan	$1.8	$(9.2)

Amounts recognized in the consolidated balance sheet
Noncurrent Assets	$6.1	$1.6
Current liabilities	(0.1)	—
Noncurrent liabilities	(4.2)	(10.8)

Net pension liability, end of fiscal year	$1.8	$(9.2)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$(5.6)	$(1.2)

Total AOCI (before tax)	$(5.6)	$(1.2)

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

	U.S. Pension Plans		U.S. Retiree Medical Plan		International Pension Plans
	As of December 31,		As of December 31,		As of December 31,
	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$193.6	$212.9	$7.9	$8.5	$27.0	$32.5
Accumulated benefit obligation	$193.6	$212.9	$7.9	$8.5	$16.9	$26.2
Fair value of plan assets	$159.6	$145.4	$—	$—	$28.8	$23.3

Components of Net Periodic Benefit Cost

The net periodic benefit costs for the U.S. Pension Plans and U.S. Retiree Medical Plan and International Pension Plans did not exceed $2.0 million in any comparative period.

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

	U.S. Pension Plans			U.S. Retiree Medical Plan
	2013	2012	2011	2013	2012	2011
Unrecognized actuarial (gain) loss	$(26.2)	$12.0	$21.6	$(0.6)	$0.1	$(0.8)
(Gain) loss recognized due to settlement	(0.3)	(0.2)	(0.4)	—	—	—
Prior service cost (credit)	—	—	—	—	(11.1)	(7.1)
Amortization of prior service (cost) credit	—	—	—	2.9	2.6	0.4
Amortization of actuarial gain (loss)	(1.2)	—	—	0.1	0.1	—

Total recognized in OCI	$(27.7)	$11.8	$21.2	$2.4	$(8.3)	$(7.5)

	International Pension Plans
	2013	2012	2011
Unrecognized actuarial (gain) loss	$(4.4)	$(2.1)	$1.3
Amortization of actuarial gain (loss)	—	2.3	0.6

Total recognized in OCI	$(4.4)	$0.2	$1.9

As of December 31, 2013, for the combined U.S. and International Pension Plans, we expect to amortize during 2014 from accumulated other comprehensive income (loss) into net periodic pension cost an estimated $2.9 million of net prior service credit and $0.2 million of net actuarial gain.

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan are as follows:

	2013	2012	2011
U.S. Pension Plans:
Discount rate as of year-end	4.84%	4.04%	4.58%
U.S. Retiree Medical Plan:
Discount rate as of year-end	4.84%	4.04%	4.58%
International Pension Plans:
Discount rate as of year-end	4.70%	4.03%	4.82%
Range of compensation rate increase	3.52%	3.14%	3.44%

The discount rate used in the calculation of the benefit obligation at December 31, 2013 and December 31, 2012 for the U.S. Plans is derived from a yield curve comprised of the yields of approximately 700 and 650 market-weighted corporate bonds, respectively, rated AA on average by Moody’s, Standard & Poor’s, and Fitch, matched against the cash flows of the U.S. Plans. The discount rate used in the calculation of the benefit obligation at December 31, 2013 and December 31, 2012 for the International Pension Plans is primarily derived from the yields on Swiss government bonds with a maturity matched against the cash flows of the International Pension Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans, International Pension Plans and the U.S. Retiree Medical Plan are as follows:

	2013	2012	2011
U.S. Pension Plans:
Discount rate	4.04%	4.58%	5.35%
Expected long-term rate of return on plan assets	6.05%	6.50%	7.50%
U.S. Retiree Medical Plan:
Discount rate	4.04%	4.58%	5.35%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
International Pension Plans:
Discount rate	4.18%	4.86%	5.38%
Range of compensation rate increase	3.27%	3.47%	3.79%
Expected long-term rate of return on plan assets	5.64%	5.25%	6.49%

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	2013	2012	2011
Healthcare cost trend rate assumed for next year	8.00%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost for the postretirement obligation.

Plan Assets

The fair value of the major categories of pension plan assets for U.S. and International Pension Plans at December 31, 2013 and December 31, 2012 is presented below (in millions):

	U.S. Pension Plans	International Pension Plan	U.S. Pension Plan	International Pension Plan
	As of December 31,
	2013		2012
Level 2
Cash and Cash equivalents (a)	$2.7	$0.2	$1.4	$0.5
Equity Securities (b):
U.S.	44.0	5.5	70.1	4.3
Non—U.S.	38.1	14.5	18.1	12.0
Fixed Income (b) :
Corporate Bonds and Notes	45.3	—	34.1	—
U.S. Government Treasuries	11.6	0.6	12.3	—
International Debt	3.9	—	0.1	—
Mortgage-Backed Securities	0.9	—	3.2	—
U.S. Government Agencies	8.2	—	0.5	—
Asset-Backed Securities	—	—	1.9	—
Municipal Bonds	3.0	—	0.1	—
Non-U.S. Bonds	1.1	7.4	3.6	6.4
Other (c)	0.8	0.6	—	0.1

Total fair value of plan assets	$159.6	$28.8	$145.4	$23.3

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

The investment objective for the U.S. Pension Plans and International Pension Plans is to secure the benefit obligations to participants while minimizing our costs. The goal is to optimize the long-term return on plan assets at an average level of risk. The Investment Committee developed a strategic allocation policy for the U.S. Pension Plan to reduce return seeking assets and increase fixed income assets as the Plan’s funded status improves. The portfolio of equity securities, currently targeted at 50% for U.S. Pension Plan and 70% for International Pension Plan, includes primarily large-capitalization companies with a mix of small-capitalization U.S. and foreign companies well diversified by industry. The portfolio of fixed income asset allocation, currently targeted at 50% for U.S. Pension Plan and 30% for International Pension Plan, is actively managed and consists of long duration fixed income securities primarily in U.S. debt markets and non-U.S. bonds with long-term maturities that help to reduce exposure to interest variation and to better correlate asset maturities with obligations.

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $8.2 million for 2013, $10.1 million for 2012 and $6.2 million for 2011.

The U.S. and International Pension Plans’ and U.S. Retiree Medical Plan’s expected contributions to be paid in the next year, the projected benefit payments for each of the next five years and the total aggregate amount for the subsequent five years are as follows (in millions):

	U.S. Pension Plans	International Pension Plans	U.S. Retiree Medical Plan
Estimated Net Contributions During Year Ended 2014	$9.2	$0.3	$0.6
Estimated Future Year Benefit Payments During Years Ended:
2014	$8.8	$0.2	$0.6
2015	$9.2	$0.2	$0.6
2016	$9.5	$0.2	$0.5
2017	$9.9	$0.2	$0.5
2018	$10.2	$0.2	$0.5
2019 - 2023	$61.2	$2.2	$2.9

Note 13. Fair Value Measurements

Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (in millions):

		Fair Value Measurements at December 31, 2013			Fair Value Measurements at December 31, 2012
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Other assets, net	$—	$4.2	$4.2	$—	$4.3	$4.3
Forward-starting interest rate swaps	Other assets, net	—	169.9	169.9	—	0.8	0.8
Other:
Investments held in a rabbi trust	Other assets, net	8.9	—	8.9	6.3	—	6.3

Total assets at fair value		$8.9	$174.1	$183.0	$6.3	$5.1	$11.4

Liabilities:
Derivatives designated as net investment hedges:
Cross-currency rate swaps	Other liabilities, net	$—	$25.9	$25.9	$—	$11.0	$11.0
Other:
ERP liabilities	Other accrued liabilities	—	2.8	2.8	—	4.4	4.4
ERP liabilities	Other liabilities, net	—	6.0	6.0	—	7.8	7.8

Total liabilities at fair value		$—	$34.7	$34.7	$—	$23.2	$23.2

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

Investments held in a rabbi trust consist of money market funds and mutual funds and the fair value measurements are derived using quoted prices in active markets for the specific funds which are based on Level 1 inputs of the fair value hierarchy. The fair value measurements of the ERP liabilities are derived principally from observable market data which are based on Level 2 inputs of the fair value hierarchy.

At December 31, 2013 and December 31, 2012, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issuance discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes and Discount Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

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

At December 31, 2012, assets held for sale totaled $23.9 million and consisted primarily of goodwill and machinery and equipment to be sold in connection with refranchisings. We did not have assets classified as held for sale at December 31, 2013. Assets held for sale are included with Prepaids and Other Current Assets, net in our consolidated balance sheets.

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. During 2012, we recorded impairment losses of $13.2 million associated with long-lived assets for Company restaurants we classified as held for sale in the U.S. We did not record any impairment charges associated with assets held for sale during 2013 and 2011.

Note 14. Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 13 for fair value measurements of our derivative instruments.

Interest Rate Caps

We have entered into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. At December 31, 2013 and December 31, 2012, we had interest rate cap agreements (notional amount of $1.2 billion and $1.4 billion, respectively) (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a weighted-average rate of 1.75%. The six year Cap Agreements are a series of individual caplets that reset and settle quarterly through October 19, 2016 consistent with the payment dates of our LIBOR-based term debt.

During 2012, we terminated our Euro denominated interest rate cap agreements which effectively capped the annual interest expense applicable to our borrowings under the 2011 Amended Credit Agreement for Euro denominated borrowings. In connection with the termination of the Euro denominated interest rate cap agreements, we recorded a charge of $8.4 million in 2012 within other operating (income) expense, net related to realized losses reclassified from accumulated other comprehensive income (loss) (“AOCI”).

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

From time to time, as we prepay portions of the 2012 Term Loan Facility, we may modify our Cap Agreements to reduce the notional amount. The terms of the Cap Agreements will not otherwise be revised by these modifications. On the modification date, the portion of the fair value attributable to the modified cap will be reclassified from AOCI into earnings as a component of interest expense.

Cross-currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries. At December 31, 2013, we had outstanding cross-currency rate swaps with an aggregate notional value of $430.0 million to hedge a portion of the net investment in our Switzerland subsidiary, Burger King Europe GmbH. A total notional value of $230.0 million of these swaps are contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and mature on October 19, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and mature on September 28, 2017. These cross-currency rate swaps also require the exchange of Euros and U.S. dollar principal payments upon maturity. Changes in the fair value of these instruments are recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Forward-Starting Interest Rate Swaps

At December 31, 2013, we had outstanding three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. The forward currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other (income) expense, net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At December 31, 2013, we had no outstanding foreign currency forward contracts.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	2013	2012	2011
Derivatives designated as cash flow hedges:
Interest rate caps	$—	$(17.1)	$(67.2)
Forward-starting interest rate swaps	$169.1	$0.7	$—
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$(14.8)	$(10.8)	$—

	Gain (Loss) Reclassified from AOCI into Earnings
	2013	2012	2011
Derivatives designated as cash flow hedges:
Interest rate caps—gain (loss) reclassified into interest expense, net (1)	$(6.1)	$(3.2)	$0.5
Interest rate caps—gain (loss) reclassified into other operating expenses (income), net	$—	$(8.4)	$—

	Gain (Loss) Recognized in Earnings
	2013	2012	2011
Derivatives not designated as hedging instruments:
Foreign currency forward contracts—gain (loss) recognized in other operating expenses (income), net	$(0.4)	$(0.5)	$0.1
Interest Rate Swaps—gain (loss) recognized in interest expense, net	$—	$—	$(0.1)

(1)	Includes $1.1 million in gains during 2011 related to the interest rate caps modified in connection with the 2011 Amended Credit Agreement.

The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of December 31, 2013 that we expect to be reclassified into earnings within the next 12 months is $9.3 million of losses.

Note 15. Stockholders’ Equity

Dividends Paid

Cash dividend payments to shareholders of common stock were $84.3 million in 2013, $14.0 million in 2012 and $393.4 million in 2011.

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

Annual Bonus Election

We have a bonus program under which eligible employees may elect to use a portion of their annual bonus compensation to purchase BKW common shares. During 2013, we issued approximately 0.2 million shares to participants in this program, for aggregate consideration of $3.5 million. During 2012, we issued approximately 1.5 million shares to participants in this program, for aggregate consideration of $5.4 million.

Share Repurchase Program

On April 10, 2013, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. During 2013, we repurchased 342,843 shares of common stock under this program at an aggregate cost of $7.3 million, which we will retain in treasury for future use.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2010	$21.9	$8.8	$(48.5)	$(17.8)
Foreign currency translation adjustment	—	—	(44.3)	(44.3)
Net change in fair value of derivatives, net of tax	(40.9)	—	—	(40.9)
Amounts reclassified to earnings of cash flow hedges, net of tax	(0.6)	—	—	(0.6)
Pension and post-retirement benefit plans, net of tax	—	(9.7)	—	(9.7)

Balances at December 31, 2011	$(19.6)	$(0.9)	$(92.8)	$(113.3)

Foreign currency translation adjustment	—	—	15.5	15.5
Net change in fair value of derivatives, net of tax	(16.6)	—	—	(16.6)
Amounts reclassified to earnings of cash flow hedges, net of tax	7.0	—	—	7.0
Pension and post-retirement benefit plans, net of tax	—	(1.3)	—	(1.3)
Amortization of prior service costs, net of tax	—	(1.6)	—	(1.6)

Balances at December 31, 2012	$(29.2)	$(3.8)	$(77.3)	$(110.3)

Foreign currency translation adjustment	—	—	50.1	50.1
Reclassification of foreign currency translation adjustment into net income	—	—	(3.0)	(3.0)
Net change in fair value of derivatives, net of tax	94.2	—	—	94.2
Amounts reclassified to earnings of cash flow hedges, net of tax	3.8	—	—	3.8
Pension and post-retirement benefit plans, net of tax	—	20.8	—	20.8
Amortization of prior service costs, net of tax	—	(1.8)	—	(1.8)
Amortization of actuarial losses, net of tax	—	0.8	—	0.8

Balances at December 31, 2013	$68.8	$16.0	$(30.2)	$54.6

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI
Details about AOCI Components	Affected Line Item in the Statements of Operations	2013	2012	2011
Gains(Losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(6.1)	$(3.2)	$1.0
	Other operating expenses (income), net	—	(8.4)	—

	Total before tax	(6.1)	(11.6)	1.0
	Income tax (expense) benefit	2.3	4.6	(0.4)

	Net of tax	$(3.8)	$(7.0)	$0.6

Defined benefit pension:
Amortization of prior service costs	SG&A (1)	$3.0	$2.6	$—
Amortization of actuarial gains(losses)	SG&A (1)	(1.2)	—	—

	Total before tax	1.8	2.6	—
	Income tax (expense) benefit	(0.8)	(1.0)	—

	Net of tax	$1.0	$1.6	$—

Foreign currency translation adjustment into net income:
Sale of foreign entity	Other operating expenses (income), net	(3.0)	—	—

Total reclassifications	Net of tax	$(5.8)	$(5.4)	$0.6

(1) Refers to selling, general and administrative expenses in the audited condensed consolidated statements of operations.

Note 16. Share-based Compensation

On February 2, 2011, the Board of Directors of Burger King Worldwide Holdings, Inc. (“Worldwide”) approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”). The 2011 Omnibus Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to Worldwide and its subsidiaries. All stock options and restricted stock units (RSUs) under the 2011 Omnibus Plan outstanding on June 20, 2012 were assumed by the Company and converted into stock options to acquire common stock of the Company (the “Common Stock”) and RSUs of the Company, and the Company assumed all of the obligations of Worldwide under the 2011 Omnibus Plan.

On June 20, 2012, our Board of Directors adopted the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan (the “2012 Omnibus Plan”). The 2012 Omnibus Plan generally provides for the grant of awards to employees, directors and other persons who provide services to the Company and its subsidiaries. The Board also froze the 2011 Omnibus Plan. We are currently issuing stock awards under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan (the “Plan”), which increased the shares available for issuance under the Plan from 8,500,000 to 14,500,000. The Plan was approved by our stockholders at our annual meeting on May 15, 2013.

Our plans permit the grant of several types of awards with respect to the Common Stock, including stock options, restricted stock units, restricted stock and performance shares. Awards are granted with an exercise price or market value equal to the closing price of the Company’s common stock on the preceding trading day to the date of grant. The Company satisfies stock option exercises through the issuance of authorized but previously unissued shares of the Company’s stock or treasury shares. Stock options generally cliff vest five years from the original grant date, provided the employee is continuously employed by BKC or one of its subsidiaries, and the options expire ten years following the grant date. Additionally, if the Company terminates the employment of an option holder without cause prior to the vesting date, or if the employee dies, retires or becomes disabled, the employee will become vested in the number of options as if the options vested 20% of each anniversary of the grant date. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards may be adjusted accordingly.

We recorded $14.8 million of share-based compensation expense in selling, general and administrative expenses during 2013, $12.2 million during 2012 and $1.2 million during 2011.

During 2013, the Company agreed to allow for the continued vesting after termination of employment of certain stock options previously awarded to one of the Company’s former executive officers and a former employee. These were considered stock option modifications, resulting in additional stock compensation expense of approximately $4.0 million recorded during 2013.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period on a straight-line basis. The assumptions used in the Black-Scholes option-pricing model are as follows:

	2013	2012	2011
Risk-free interest rate	1.26%	1.03%	1.93%
Expected term (in years)	6.83	5.50	5.00
Expected volatility	30.00%	35.00%	35.00%
Expected dividend yield	1.10%	0.00%	0.00%

Expected volatility was based on a review of the equity volatilities of publicly-traded guideline companies. The risk-free interest rate was based on the U.S. Treasury yield with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on the analysis of a five-year vesting period coupled with the Company’s expectations of exercise activity. The expected dividend yield is based on the annual dividend yield at the time of grant.

The following is a summary of stock option activity under our plans for the year ended December 31, 2013:

	Total Number of Options (in 000’s)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in 000’s)	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2013	16,358	$3.69
Granted	3,025	$18.30
Exercised	(1,570)	$3.63
Forfeited	(1,833)	$4.66

Outstanding at December 31, 2013	15,980	$6.35	$263,763	7.9

Vested or expected to vest at December 31, 2013	13,583	$6.35	$224,199	7.9

(1)	The intrinsic value represents the amount by which the fair value of our stock exceeds the option exercise price at December 31, 2013.

The number of options exercisable at December 31, 2013 was insignificant. The weighted-average estimated fair value of stock options granted was $5.23, $3.80 and $0.58 during 2013, 2012 and 2011, respectively. The total intrinsic value of stock options exercised was $25.3 million during 2013, $5.7 million during 2012 and no options were exercised during 2011. As of December 31, 2013, there was approximately $26.2 million of total unrecognized share-based compensation cost, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

The Company has granted RSUs to non-employee members of our Board of Directors in lieu of a cash retainer and committee fees. The RSU grants were fully vested on the grant date and the fair value of the RSU awards were based on the closing price of our stock on the date of grant. All RSUs will settle and shares of Common Stock will be issued upon termination of service by the board member. The following is a summary of RSU activity for the year ended December 31, 2013:

	Total Number of Nonvested Shares (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	205	$6.55
Granted	38	$22.74
Vested & Settled	(39)	$6.03
Forfeited	—	—

Nonvested shares at December 31, 2013	204	$9.68

The weighted average grant date fair value of RSUs granted was $22.74 during 2013 and $6.55 during 2012. No RSUs were granted during 2011. The total intrinsic value of RSUs which have vested and settled was $0.8 million during 2013. No RSUs vested and settled during 2012 and 2011.

Note 17. Earnings Per Share

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

Basic and diluted earnings per share are as follows (in millions except for per share information):

	2013	2012	2011
Numerator:
Net income	$233.7	$117.7	$88.1
Denominator:
Weighted average shares—basic	351.0	349.7	348.2
Effect of dilutive securities	6.8	4.4	—

Weighted average shares—diluted	357.8	354.1	348.2

Basic earnings per share	$0.67	$0.34	$0.25
Diluted earnings per share	$0.65	$0.33	$0.25
Anti-dilutive stock options outstanding	2.9	2.7	12.5

Note 18. Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	2013	2012	2011
Franchise royalties	$657.0	$603.5	$565.5
Property revenues	213.7	151.3	111.2
Franchise fees and other revenue	52.9	47.1	24.5

Franchise and property revenues	$923.6	$801.9	$701.2

Refer to Note 10 for the components of property revenues.

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of Company restaurants:
Restaurant count at December 31, 2012	183	132	100	3	418
Openings	—	—	—	—	—
Closures	(4)	—	(2)	—	(6)
Refranchisings	(127)	(132)	(98)	(3)	(360)

Restaurant count at December 31, 2013	52	—	—	—	52

Number of franchise restaurants:
Restaurant count at December 31, 2012	7,293	2,989	1,290	1,007	12,579
Openings	81	387	167	247	882
Closures	(117)	(58)	(5)	(26)	(206)
Refranchisings	127	132	98	3	360

Restaurant count at December 31, 2013	7,384	3,450	1,550	1,231	13,615

Number of system-wide restaurants:
Restaurant count at December 31, 2012	7,476	3,121	1,390	1,010	12,997
Openings	80	388	167	247	882
Closures	(120)	(59)	(7)	(26)	(212)
Refranchisings	—	—	—	—	—

Restaurant count at December 31, 2013	7,436	3,450	1,550	1,231	13,667

Note 19. Other Operating (Income) Expenses, net

Other operating (income) expenses, net, consist of the following (in millions):

	2013	2012	2011
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$0.7	$30.8	$6.2
Litigation settlements and reserves, net	7.6	1.7	1.3
Foreign exchange net losses (gains)	7.4	(4.2)	(4.6)
Loss on termination of interest rate cap	—	8.7	—
Equity in net loss from unconsolidated affiliates	12.7	4.1	1.2
Other, net	5.6	12.2	7.2

Other operating (income) expenses, net	$34.0	$53.3	$11.3

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating expenses (income), net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

During 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net gains associated with refranchisings of $5.3 million, net losses from sale of subsidiaries of $1.0 million and net losses associated with asset disposals and restaurant closures of $5.0 million.

During 2012, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of net losses associated with refranchisings of $4.9 million, impairment losses associated with long-lived assets held for sale for Company restaurants of $13.2 million and net losses associated with asset disposals and restaurant closures of $12.7 million.

During 2013, we recorded by geographic segment equity in net loss from unconsolidated affiliates of $5.5 million in U.S. and Canada, $0.3 million in EMEA, $0 in LAC and $6.9 million in APAC.

Note 20. Commitments and Contingencies

Guarantees

We guarantee certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, we have typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The potential amount of undiscounted payments we could be required to make in the event of non-payment by the franchisee arising from these assigned lease guarantees, excluding contingent rents, was $42.5 million as of December 31, 2013, expiring over an average period of six years.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2013, there were $123.6 million of loans outstanding to franchisees that we had guaranteed under five such programs, with additional franchisee borrowing capacity of approximately $204.2 million remaining. Our maximum guarantee liability under these five programs is limited to an aggregate of $28.9 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded and the maximum term of the guarantee is approximately seven years. As of December 31, 2013, the liability reflecting the fair value of these guarantee obligations was $5.2 million. No significant payments have been made by us in connection with these guarantees through December 31, 2013.

Other commitments arising out of normal business operations were $1.6 million as of December 31, 2013, of which over 99% was guaranteed under bank guarantee arrangements.

Letters of Credit

As of December 31, 2013, we had $25.3 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. As of December 31, 2013, all letters of credit outstanding are secured by cash collateral and no amounts had been drawn on any of these irrevocable standby letters of credit.

As of December 31, 2013, we had posted bonds totaling $0.5 million, which related to certain utility deposits and capital projects.

Vendor Relationships

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King ® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2013, we estimate it will take approximately 16 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

As of December 31, 2013, we had $0.2 million in aggregate contractual obligations for the year ended December 31, 2013 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to two years with termination fees of $1.0 million during those years. We also have separate arrangements for telecommunication services with an aggregate contractual obligation of $22.6 million over the next five years with no early termination fee.

We also enter into commitments to purchase advertising. As of December 31, 2013, commitments to purchase advertising totaled $114.0 million and run through September 2014.

Litigation

On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff is seeking monetary damages and injunctive relief. BKC has filed a motion to dismiss. If BKC’s motion to dismiss is denied, it is anticipated that the parties will proceed with discovery. BKC will vigorously contest liability and class certification.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. The Company has an estimated liability of approximately $10.0 million as of December 31, 2013, representing the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters.

Insurance Programs

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

Insurance reserves have been recorded based on our estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. During 2012, we recorded a $4.1 million reduction in our self insurance reserve as we completed refranchising transactions and operated fewer Company restaurants. There were no comparable adjustments recorded during 2013 or 2011. We had $19.2 million in accrued liabilities as of December 31, 2013 and $26.7 million as of December 31, 2012 for these claims.

Note 21. Segment Reporting

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

The following tables present revenues, segment income, depreciation and amortization, assets, goodwill, long-lived assets and capital expenditures by geographic segment (in millions):

	2013	2012	2011
Revenues:
United States and Canada	$665.2	$1,265.7	$1,573.3
EMEA	335.8	472.9	525.6
LAC	86.8	134.4	128.1
APAC	58.5	97.9	112.9

Total revenues	$1,146.3	$1,970.9	$2,339.9

The United States represented 10% or more of our total revenues in each period presented. Revenues in the United States totaled $604.4 million in 2013, $1.1 billion in 2012, and $1.4 billion in 2011. Germany also represented 10% or more of our revenues in 2012. Revenues in Germany totaled $219.2 million in 2012.

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

	2013	2012	2011
Segment Income:
U.S. and Canada	$436.7	$447.0	$436.6
EMEA	189.4	166.1	146.0
LAC	67.7	73.2	63.9
APAC	49.3	41.1	26.7

Total	743.1	727.4	673.2
Unallocated Management G&A	(77.5)	(75.3)	(88.2)

Adjusted EBITDA	665.6	652.1	585.0
Share-based compensation and non-cash incentive compensation expense	17.6	10.2	6.4
Global portfolio realignment project costs	26.2	30.2	7.6
Business combination agreement expenses	—	27.0	—
Field optimization project costs	—	—	10.6
Global restructuring and related professional fees	—	—	46.5
2010 Transaction costs	—	—	3.7
Other operating (income) expenses, net	34.0	53.3	11.3

EBITDA	587.8	531.4	498.9
Depreciation and amortization	65.6	113.7	136.4

Income from operations	522.2	417.7	362.5
Interest expense, net	200.0	223.8	226.7
Loss on early extinguishment of debt	—	34.2	21.1
Income tax expense	88.5	42.0	26.6

Net income	$233.7	$117.7	$88.1

	2013	2012	2011
Depreciation and Amortization:
United States and Canada	$41.5	$68.8	$86.2
EMEA	11.1	17.9	22.6
LAC	0.7	6.0	6.7
APAC	2.4	5.7	7.6
Unallocated	9.9	15.3	13.3

Total depreciation and amortization	$65.6	$113.7	$136.4

	Assets		Goodwill		Long-Lived Assets
	As of December 31,		As of December 31,		As of December 31,
	2013	2012	2013	2012	2013	2012
United States and Canada	$3,718.4	$3,472.5	$230.9	$231.0	$875.4	$938.6
EMEA	1,449.9	1,383.9	207.9	201.6	28.2	55.3
LAC	152.3	189.9	128.7	124.1	4.6	20.0
APAC	439.7	459.3	62.5	62.5	0.3	0.4
Unallocated	68.2	58.4	—	—	56.1	51.3

Total	$5,828.5	$5,564.0	$630.0	$619.2	$964.6	$1,065.6

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of our total long-lived assets as of December 31, 2013 and 2012. Long-lived assets in the United States, including the unallocated portion, totaled $885.4 million as of December 31, 2013 and $921.6 million as of December 31, 2012.

	2013	2012	2011
Capital Expenditures:
United States and Canada	$10.3	$41.9	$56.5
EMEA	2.4	6.9	11.1
LAC	—	1.4	1.8
APAC	—	0.8	3.8
Unallocated	12.8	19.2	8.9

Total capital expenditures	$25.5	$70.2	$82.1

Note 22. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$327.7	$278.3	$275.1	$265.2
Operating income	$102.4	$133.2	$145.5	$141.1
Net income	$35.8	$62.9	$68.2	$66.8
Basic earnings per share	$0.10	$0.18	$0.19	$0.19
Diluted earnings per share	$0.10	$0.18	$0.19	$0.19

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$569.9	$540.8	$455.7	$404.5
Operating income	$84.1	$127.9	$93.8	$111.9
Net income	$14.3	$48.2	$6.6	$48.6
Basic earnings per share	$0.04	$0.14	$0.02	$0.14
Diluted earnings per share	$0.04	$0.14	$0.02	$0.14

Note 23. Supplemental Financial Information

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2013

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.7	$—	$553.2	$—	$228.0	$—	$786.9
Trade and notes receivable, net	—	—	127.6	—	52.1	—	179.7
Prepaids and other current assets, net	—	0.7	62.1	—	7.0	—	69.8
Deferred income taxes, net	2.4	—	33.7	—	1.9	—	38.0

Total current assets	8.1	0.7	776.6	—	289.0	—	1,074.4
Property and equipment, net	—	—	733.6	—	67.9	—	801.5
Intangible assets, net	—	—	1,530.7	—	1,265.3	—	2,796.0
Goodwill	—	—	359.6	—	270.4	—	630.0
Net investment in property leased to franchisees	—	—	151.8	—	11.3	—	163.1
Intercompany receivable	11.5	—	61.3	—	—	(72.8)	—
Investment in subsidiaries	1,492.7	1,928.0	1,675.7	1,928.0	—	(7,024.4)	—
Other assets, net	—	5.8	289.4	—	68.3	—	363.5

Total assets	$1,512.3	$1,934.5	$5,578.7	$1,928.0	$1,972.2	$(7,097.2)	$5,828.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$21.1	$—	$10.0	$—	$31.1
Accrued advertising	—	—	33.8	—	22.7	—	56.5
Other accrued liabilities	(0.4)	(11.8)	144.4	—	44.8	—	177.0
Current portion of long term debt and capital leases	—	—	78.2	—	3.2	—	81.4

Total current liabilities	(0.4)	(11.8)	277.5	—	80.7	—	346.0
Term debt, net of current portion	—	453.1	2,427.1	—	—	—	2,880.2
Capital leases, net of current portion	—	—	57.7	—	17.7	—	75.4
Other liabilities, net	0.5	—	283.9	—	33.5	—	317.9
Payables to affiliates	—	0.5	—	—	72.3	(72.8)	—
Deferred income taxes, net	(4.0)	—	604.5	—	92.3	—	692.8

Total liabilities	(3.9)	441.8	3,650.7	—	296.5	(72.8)	4,312.3
Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,239.9	1,173.8	1,525.2	1,526.2	1,328.9	(5,554.1)	1,239.9
Retained earnings	225.5	264.3	348.2	347.2	373.1	(1,332.8)	225.5
Accumulated other comprehensive income (loss)	54.6	54.6	54.6	54.6	(26.3)	(137.5)	54.6
Treasury stock, at cost	(7.3)	—	—	—	—	—	(7.3)

Total stockholders’ equity	1,516.2	1,492.7	1,928.0	1,928.0	1,675.7	(7,024.4)	1,516.2

Total liabilities and stockholders’ equity	$1,512.3	$1,934.5	$5,578.7	$1,928.0	$1,972.2	$(7,097.2)	$5,828.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2012

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$—	$355.3	$—	$191.3	$—	$546.7
Trade and notes receivable, net	—	—	128.8	—	50.2	—	179.0
Prepaids and other current assets, net	—	0.6	70.9	—	19.8	—	91.3
Deferred income taxes, net	0.7	20.3	36.3	—	16.2	—	73.5

Total current assets	0.8	20.9	591.3	—	277.5	—	890.5
Property and equipment, net	—	—	754.7	—	130.5	—	885.2
Intangible assets, net	—	—	1,554.7	—	1,256.5	—	2,811.2
Goodwill	—	—	355.0	—	264.2	—	619.2
Net investment in property leased to franchisees	—	—	167.0	—	13.4	—	180.4
Intercompany receivable	3.8	—	190.9	—	—	(194.7)	—
Investment in subsidiaries	1,169.5	1,537.6	1,517.2	1,537.6	—	(5,761.9)	—
Other assets, net	—	6.5	106.6	—	64.4	—	177.5

Total assets	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$45.0	$—	$23.7	$—	$68.7
Accrued advertising	—	—	30.7	—	35.8	—	66.5
Other accrued liabilities	(0.3)	(11.8)	157.1	—	61.8	—	206.8
Current portion of long term debt and capital leases	—	—	52.6	—	3.2	—	55.8

Total current liabilities	(0.3)	(11.8)	285.4	—	124.5	—	397.8
Term debt, net of current portion	—	407.1	2,498.0	—	—	—	2,905.1
Capital leases, net of current portion	—	—	66.2	—	22.2	—	88.4
Other liabilities, net	0.2	—	322.6	—	59.6	—	382.4
Payables to affiliates	3.6	0.5	—	—	190.6	(194.7)	—
Deferred income taxes, net	(4.4)	(0.3)	527.6	—	92.4	—	615.3

Total liabilities	(0.9)	395.5	3,699.8	—	489.3	(194.7)	4,389.0
Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,205.7	1,164.9	1,478.3	1,479.3	1,386.9	(5,509.4)	1,205.7
Retained earnings	76.1	114.9	169.6	168.6	206.7	(659.8)	76.1
Accumulated other comprehensive loss	(110.3)	(110.3)	(110.3)	(110.3)	(76.4)	407.3	(110.3)

Total stockholders’ equity	1,175.0	1,169.5	1,537.6	1,537.6	1,517.2	(5,761.9)	1,175.0

Total liabilities and stockholders’ equity	$1,174.1	$1,565.0	$5,237.4	$1,537.6	$2,006.5	$(5,956.6)	$5,564.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2013

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$76.0	$—	$146.7	$—	$222.7
Franchise and property revenues	—	—	609.9	—	313.7	—	923.6
Intercompany revenues	—	—	1.6	—	(1.6)	—	—

Total revenues	—	—	687.5	—	458.8	—	1,146.3
Company restaurant expenses:
Food, paper and product costs	—	—	23.9	—	46.7	—	70.6
Payroll and employee benefits	—	—	21.6	—	46.5	—	68.1
Occupancy and other operating costs	—	—	19.2	—	37.4	—	56.6

Total Company restaurant expenses	—	—	64.7	—	130.6	—	195.3
Franchise and property expenses	—	—	107.7	—	44.7	—	152.4
Selling, general and administrative expenses	—	—	170.3	—	72.1	—	242.4
Intercompany expenses	—	—	(4.1)	—	4.1	—	—
Other operating (income) expenses, net	—	—	25.1	—	8.9	—	34.0

Total operating costs and expenses	—	—	363.7	—	260.4	—	624.1

Income (loss) from operations	—	—	323.8	—	198.4	—	522.2
Interest expense, net	—	46.7	149.6	—	3.7	—	200.0
Loss on early extinguishment of debt	—	—	—	—	—	—	—

Income (loss) before income taxes	—	(46.7)	174.2	—	194.7	—	322.2
Income tax expense (benefit)	—	(17.5)	77.7	—	28.3	—	88.5

Income (loss) from continuing operations	—	(29.2)	96.5	—	166.4	—	233.7
Equity in earnings of consolidated subsidiaries	233.7	262.9	166.4	262.9	—	(925.9)	—

Net income (loss)	$233.7	$233.7	$262.9	$262.9	$166.4	$(925.9)	$233.7

Total comprehensive income (loss)	$398.6	$398.6	$427.8	$427.8	$216.5	$(1,470.7)	$398.6

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2012

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$662.5	$—	$506.5	$—	$1,169.0
Franchise and property revenues	—	—	528.9	—	273.0	—	801.9
Intercompany revenues	—	—	6.8	—	(6.8)	—	—

Total revenues	—	—	1,198.2	—	772.7	—	1,970.9
Company restaurant expenses:
Food, paper and product costs	—	—	218.1	—	164.1	—	382.2
Payroll and employee benefits	—	—	198.3	—	146.8	—	345.1
Occupancy and other operating costs	—	—	168.2	—	141.7	—	309.9

Total Company restaurant expenses	—	—	584.6	—	452.6	—	1,037.2
Franchise and property expenses	—	—	76.3	—	38.8	—	115.1
Selling, general and administrative expenses	14.0	—	219.6	—	114.0	—	347.6
Intercompany expenses	—	—	5.5	—	(5.5)	—	—
Other operating (income) expenses, net	—	—	54.0	—	(0.7)	—	53.3

Total operating costs and expenses	14.0	—	940.0	—	599.2	—	1,553.2

Income (loss) from operations	(14.0)	—	258.2	—	173.5	—	417.7
Interest expense, net	—	44.0	170.9	—	8.9	—	223.8
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2

Income (loss) before income taxes	(14.0)	(53.7)	62.8	—	164.6	—	159.7
Income tax expense (benefit)	(2.2)	(20.0)	42.9	—	21.3	—	42.0

Income (loss) from continuing operations	(11.8)	(33.7)	19.9	—	143.3	—	117.7
Equity in earnings of consolidated subsidiaries	129.5	163.2	143.3	163.2	—	(599.2)	—

Net income (loss)	$117.7	$129.5	$163.2	$163.2	$143.3	$(599.2)	$117.7

Total comprehensive income (loss)	$120.7	$132.5	$166.2	$166.2	$158.8	$(623.7)	$120.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2011

	BKW	BKCH	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$—	$—	$1,026.4	$—	$612.3	$—	$1,638.7
Franchise and property revenues	—	—	448.5	—	252.7	—	701.2
Intercompany revenues	—	—	7.1	—	—	(7.1)	—

Total revenues	—	—	1,482.0	—	865.0	(7.1)	2,339.9
Company restaurant expenses:
Food, paper and product costs	—	—	331.4	—	193.3	—	524.7
Payroll and employee benefits	—	—	309.1	—	172.1	—	481.2
Occupancy and other operating costs	—	—	260.5	—	181.0	—	441.5

Total Company restaurant expenses	—	—	901.0	—	546.4	—	1,447.4
Franchise and property expenses	—	—	66.3	—	33.9	—	100.2
Selling, general and administrative expenses	0.5	—	268.6	—	149.4	—	418.5
Intercompany expenses	—	—	—	—	7.1	(7.1)	—
Other operating (income) expenses, net	—	—	3.5	—	7.8	—	11.3

Total operating costs and expenses	0.5	—	1,239.4	—	744.6	(7.1)	1,977.4

Income (loss) from operations	(0.5)	—	242.6	—	120.4	—	362.5
Interest expense, net	—	31.9	183.5	—	11.3	—	226.7
Loss on early extinguishment of debt	—	(0.3)	21.4	—	—	—	21.1

Income (loss) before income taxes	(0.5)	(31.6)	37.7	—	109.1	—	114.7
Income tax expense (benefit)	(0.7)	(12.5)	19.2	—	20.6	—	26.6

Income (loss) from continuing operations	0.2	(19.1)	18.5	—	88.5	—	88.1
Equity in earnings of consolidated subsidiaries	87.9	107.0	88.5	107.0	—	(390.4)	—

Net income (loss)	$88.1	$87.9	$107.0	$107.0	$88.5	$(390.4)	$88.1

Total comprehensive income (loss)	$(7.4)	$(7.6)	$11.5	$11.5	$44.2	$(59.6)	$(7.4)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

2013

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$233.7	$233.7	$262.9	$262.9	$166.4	$(925.9)	$233.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of consolidated subsidiaries	(233.7)	(262.9)	(166.4)	(262.9)	—	925.9	—
Depreciation and amortization	—	—	45.7	—	20.1	—	65.8
Amortization of deferred financing costs and debt issuance discount	—	46.7	9.6	—	—	—	56.3
Equity in net (income) loss from unconsolidated affiliates	—	—	5.5	—	7.2	—	12.7
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(1.5)	—	1.8	—	0.3
Amortization of defined benefit pension and postretirement items	—	—	(1.5)	—	(0.6)	—	(2.1)
Realized loss on terminated caps/swaps	—	—	6.1	—	—	—	6.1
Net loss (gain) on refranchisings and dispositions of assets	—	—	6.1	—	(10.0)	—	(3.9)
Bad debt expense (recoveries), net	—	—	1.6	—	0.4	—	2.0
Share-based compensation	—	—	10.8	—	4.0	—	14.8
Deferred income taxes	(1.1)	20.6	7.1	—	5.5	—	32.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	(0.9)	—	(6.7)	—	(7.6)
Prepaids and other current assets	—	—	(8.9)	—	1.1	—	(7.8)
Accounts and drafts payable	—	—	(24.6)	—	(6.0)	—	(30.6)
Accrued advertising	—	—	(1.5)	—	(9.1)	—	(10.6)
Other accrued liabilities	—	—	2.4	—	(7.8)	—	(5.4)
Other long-term assets and liabilities	—	—	(31.2)	—	0.6	—	(30.6)

Net cash provided by (used for) operating activities	(1.1)	38.1	121.3	—	166.9	—	325.2

Cash flows from investing activities:
Payments for property and equipment	—	—	(22.7)	—	(2.8)	—	(25.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	45.8	—	19.0	—	64.8
Payments for acquired franchisee operations, net of cash acquired	—	—	(11.9)	—	—	—	(11.9)
Return of investment on direct financing leases	—	—	14.3	—	1.1	—	15.4
Other investing activities	—	—	0.2	—	—	—	0.2

Net cash provided by investing activities	—	—	25.7	—	17.3	—	43.0

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(53.8)	—	(3.4)	—	(57.2)
Proceeds from stock option exercises	6.0	—	—	—	—	—	6.0
Excess tax benefits from share-based compensation	—	—	10.1	—	—	—	10.1
Dividends paid on common stock	(84.3)	—	—	—	—	—	(84.3)
Repurchases of common stock	(7.3)	—	—	—	—	—	(7.3)
Intercompany financing	92.3	(38.1)	94.6	—	(148.8)	—	(0.0)

Net cash provided by (used for) financing activities	6.7	(38.1)	50.9	—	(152.2)	—	(132.7)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	4.7	—	4.7
Increase (decrease) in cash and cash equivalents	5.6	—	197.9	—	36.7	—	240.2
Cash and cash equivalents at beginning of period	0.1	—	355.3	—	191.3	—	546.7

Cash and cash equivalents at end of period	$5.7	$—	$553.2	$—	$228.0	$—	$786.9

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

2012

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$117.7	$129.5	$163.2	$163.2	$143.3	$(599.2)	117.7
Adjustments to reconcile net income to net cash provided by (used for)operating activities:
Equity in earnings of consolidated subsidiaries	(129.5)	(163.2)	(143.3)	(163.2)	—	599.2	—
Depreciation and amortization	—	—	75.6	—	38.6	—	114.2
Loss on early extinguishment of debt	—	9.7	24.5	—	—	—	34.2
Amortization of deferred financing costs and debt issuance discount	—	44.1	12.9	—	—	—	57.0
Equity in net (income) loss from unconsolidated affiliates	—	—	2.5	—	1.6	—	4.1
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(6.6)	—	(1.6)	—	(8.2)
Amortization of defined benefit pension and postretirement items	—	—	(2.5)	—	—	—	(2.5)
Realized loss on terminated caps/swaps	—	—	11.8	—	—	—	11.8
Net loss (gain) on refranchisings and dispositions of assets	—	—	35.3	—	(8.3)	—	27.0
Bad debt expense (recoveries), net	—	—	(1.5)	—	0.7	—	(0.8)
Share-based compensation	—	—	10.9	—	1.3	—	12.2
Deferred income taxes	(1.1)	(9.1)	11.0	—	8.1	—	8.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	(22.6)	—	0.4	—	(22.2)
Prepaids and other current assets	—	—	(4.2)	—	(2.8)	—	(7.0)
Accounts and drafts payable	—	—	(12.1)	—	(11.8)	—	(23.9)
Accrued advertising	—	—	(40.8)	—	8.5	—	(32.3)
Other accrued liabilities	4.8	(18.4)	(7.4)	—	(19.3)	—	(40.3)
Other long-term assets and liabilities	—	—	(27.6)	—	2.1	—	(25.5)

Net cash provided by (used for) operating activities	(8.1)	(7.4)	79.1	—	160.8	—	224.4

Cash flows from investing activities:
Payments for property and equipment	—	—	(56.9)	—	(13.3)	—	(70.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	88.8	—	16.1	—	104.9
Payments for acquired franchisee operations, net of cash acquired	—	—	—	—	(15.3)	—	(15.3)
Return of investment on direct financing leases	—	—	12.9	—	1.3	—	14.2

Net cash provided by (used for) investing activities	—	—	44.8	—	(11.2)	—	33.6

Cash flows from financing activities:
Proceeds from term debt	—	—	1,733.5	—	—	—	1,733.5
Repayments of term debt and capital leases	—	—	(1,764.1)	—	(2.7)	—	(1,766.8)
Extinguishment of debt	—	(62.6)	(50.2)	—	—	—	(112.8)
Payment of financing costs	—	—	(16.0)	—	—	—	(16.0)
Dividends paid on common stock	(14.0)	—	—	—	—	—	(14.0)
Proceeds from stock option exercises	1.5	—	—	—	—	—	1.5
Intercompany financing	20.5	70.0	41.1	—	(131.6)	—	—

Net cash provided by (used for) financing activities	8.0	7.4	(55.7)	—	(134.3)	—	(174.6)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	4.3	—	4.3
Increase (decrease) in cash and cash equivalents	(0.1)	—	68.2	—	19.6	—	87.7
Cash and cash equivalents at beginning of period	0.2	—	287.1	—	171.7	—	459.0

Cash and cash equivalents at end of period	$0.1	$—	$355.3	$—	$191.3	$—	$546.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

2011

	BKW	BKCH	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$88.1	$87.9	$107.0	$107.0	$88.5	$(390.4)	$88.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of consolidated subsidiaries	(87.9)	(107.0)	(88.5)	(107.0)	—	390.4	—
Depreciation and amortization	—	—	91.2	—	45.2	—	136.4
(Gain) loss on early extinguishment of debt	—	(0.3)	21.4	—	—	—	21.1
Amortization of deferred financing costs and debt issuance discount	—	31.8	14.5	—	—	—	46.3
Equity in net (income) loss from unconsolidated affiliates	—	—	1.2	—	—	—	1.2
(Gain) loss on remeasurement of foreign denominated transactions	—	—	0.6	—	(0.2)	—	0.4
Realized loss on terminated caps/swaps	—	—	0.5	—	—	—	0.5
Net loss (gain) on refranchisings and dispositions of assets	—	—	(4.1)	—	3.1	—	(1.0)
Impairment on non-restaurant properties	—	—	2.0	—	0.3	—	2.3
Bad debt expense (recoveries), net	—	—	6.0	—	0.1	—	6.1
Share-based compensation	—	—	1.0	—	0.2	—	1.2
Deferred income taxes	—	3.1	(36.8)	—	6.4	—	(27.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	—	—	(9.6)	—	3.6	—	(6.0)
Prepaids and other current assets	—	—	96.4	—	9.1	—	105.5
Accounts and drafts payable	—	—	2.8	—	5.9	—	8.7
Accrued advertising	—	—	11.3	—	7.0	—	18.3
Other accrued liabilities	—	(2.4)	14.2	—	9.4	—	21.2
Other long-term assets and liabilities	—	(13.3)	11.1	—	(9.7)	(4.9)	(16.8)

Net cash provided by (used for) operating activities	0.2	(0.2)	242.2	—	168.9	(4.9)	406.2

Cash flows from investing activities:
Payments for property and equipment	—	—	(62.5)	—	(19.6)	—	(82.1)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	15.6	—	14.3	—	29.9
Investments in / advances to unconsolidated entities	—	—	—	—	(4.5)	—	(4.5)
Return of investment on direct financing leases	—	—	13.5	—	1.1	—	14.6
Other investing activities	—	—	0.7	—	—	—	0.7

Net cash used for investing activities	—	—	(32.7)	—	(8.7)	—	(41.4)

Cash flows from financing activities:
Proceeds from term debt	—	—	1,860.0	—	—	—	1,860.0
Proceeds from discount notes	—	401.5	—	—	—	—	401.5
Repayments of term debt and capital leases	—	—	(1,870.8)	—	(3.7)	—	(1,874.5)
Extinguishment of debt	—	(7.6)	(63.0)	—	—	—	(70.6)
Payment of financing costs	—	(9.5)	(23.1)	—	—	—	(32.6)
Proceeds from issuance of shares	1.6	—	—	—	—	—	1.6
Dividends paid on common stock	(385.8)	—	(7.6)	—	—	—	(393.4)
Intercompany financing	384.2	(384.2)	44.3	(0.7)	(48.5)	4.9	—

Net cash provided by (used for) financing activities	—	0.2	(60.2)	(0.7)	(52.2)	4.9	(108.0)

Effect of exchange rates on cash and cash equivalents	—	—	5.0	—	(9.8)	—	(4.8)
Increase (decrease) in cash and cash equivalents	0.2	—	154.3	(0.7)	98.2	—	252.0
Cash and cash equivalents at beginning of period	—	—	132.8	0.7	73.5	—	207.0

Cash and cash equivalents at end of period	$0.2	$—	$287.1	$—	$171.7	$—	$459.0

Note 24. Subsequent Events

On February 12, 2014, our board declared a cash dividend of $0.07 per share, which will be paid on March 12, 2014 to shareholders of record on February 26, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On December 26, 2013, the Compensation Committee of the Board (the “Compensation Committee”) approved a modification to two option awards (the “2012 Option Award” and the “2013 Option Award”) granted to Flavia Faugeres, our former Executive Vice President and Chief Global Marketing Officer, and authorized the Company to enter into an amended and restated option award agreement with respect to each such option award (the “Amended and Restated Award Agreements”). Pursuant to the Amended and Restated Award Agreements, upon termination of Ms. Faugeres’ employment without Cause (as defined in the Amended and Restated Award Agreements) or due to her voluntary resignation on or after January 1, 2014, but prior to the vesting date of December 31, 2016 (with respect to the 2012 Option Award) and December 31, 2017 (with respect to the 2013 Option Award), the option grants will continue to vest as if no such termination of service occurred. Ms. Faugeres’s employment with the Company terminated on January 1, 2014. Copies of the Amended and Restated Award Agreements are filed herewith.

On January 27, 2014, the Compensation Committee approved an increase in the base salary of Joshua Kobza, our Chief Financial Officer, effective February 7, 2014, from $350,000 to $385,000 and an increase in his target bonus percentage from 120% to 140% of his base salary, in recognition of his expanded responsibilities in the area of development.

The Company provides employees at the level of director and above, including our named executive officers, or NEOs, the ability to invest a portion of their net cash bonus into equity of the Company and leverage that investment through the issuance of matching stock options. This program is called the Bonus Swap Program. On January 28, 2013, the Compensation Committee approved a change to the 2013 Bonus Swap Program to give those employees who elect to use 50% of their net bonus to purchase shares the right to receive twice the number of matching options that they would have received under the 2012 Bonus Swap Program. These incremental matching options are referred to as the “Additional Options”. On January 27, 2014, the Compensation Committee approved a change to the 2013 Bonus Swap Program pursuant to which a participant who sells any of his or her shares purchased in the 2013 Bonus Swap Program before the vesting date of the matching options will forfeit 100% of the Additional Options. On January 27, 2014, the Compensation Committee also approved the 2014 Bonus Swap Program on substantially the same terms as the 2013 Bonus Swap Program.

         On January 27, 2014, the Compensation Committee approved an umbrella plan which established a maximum amount the named executive officers and other persons covered by Section 16(b) of the Securities Exchange Act of 1934, as amended, are eligible to receive as a cash incentive payment under the Company’s cash bonus program for 2014 (the “2014 Bonus Program”) for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended. The maximum bonus opportunity for 2014 is the lesser of $10 million or 5% of the Company’s EBITDA for the CEO and 4% of EBITDA for the CEO’s direct reports and certain other senior executives. The 2014 bonus targets approved by the Board on December 5, 2013 will serve as a guideline to the Compensation Committee in exercising its negative discretion for determining the actual amount of each executive’s payment under the 2014 Bonus Program, if any.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2013. We refer to this proxy statement as the Definitive Proxy Statement.

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 21, 2014.

Name	Age	Position
Daniel S. Schwartz	33	Chief Executive Officer
Joshua Kobza	27	EVP, Chief Financial Officer
Axel Schwan	40	EVP, Global Chief Marketing Officer
Alexandre Macedo	36	EVP and President of North America
José E. Cil	44	EVP and President of Europe, the Middle East and Africa
Heitor Goncalves	48	EVP, Chief information and Performance Officer and Chief People Officer
Jacqueline Friesner	41	VP, Controller and Chief Accounting Officer
Jill Granat	48	SVP, General Counsel and Secretary

Daniel S. Schwartz. Mr. Schwartz has served as our Chief Executive Officer since June 2013. From April 2013 until June 2013, he served as our Chief Operating Officer and from January 1, 2011 until April 2013, he served as the Chief Financial Officer of Holdings and, upon the merger with Justice, the Company. Mr. Schwartz joined Holdings in October 2010 as Executive Vice President, Deputy Chief Finance Officer and was appointed as Executive Vice President and Chief Financial Officer in December 2010, effective January 1, 2011. Since January 2008, Mr. Schwartz has been a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business. He joined 3G Capital in January 2005 as an analyst and worked with the firm’s public and private equity investments until October 2010. From March 2003 until January 2005, Mr. Schwartz worked for Altair Capital

Management, a hedge fund located in Stamford, Connecticut and served as an analyst in the mergers and acquisitions group at Credit Suisse First Boston from June 2001 to March 2003. Mr. Schwartz is a director of 3G Capital and Carrols Restaurant Group, Inc., the Company’s largest franchisee.

Joshua Kobza. Mr. Kobza has been our Executive Vice President and Chief Financial Officer since April 11, 2013. Mr. Kobza joined the Company in June 2012 as Director, Investor Relations, and was promoted to Senior Vice President, Global Finance in December 2012. From January 2011 until June 2012, Mr. Kobza worked at SIP Capital, a Sao Paulo based private investment firm, where he evaluated investments across a number of industries and geographies. From July 2008 until December 2010, Mr. Kobza served as an analyst in the corporate private equity area of the Blackstone Group in New York City.

Axel Schwan. Mr. Schwan was appointed Executive Vice President, Global Chief Marketing Officer of the Company on January 2, 2014. He served as Vice President, Marketing and Communications for the Company’s EMEA region from September 2012 until January 1, 2014 and as Marketing Director for Germany, Austria and Switzerland from May 2011 until September 2012. From July 2008 until May 2011, Mr. Schwan was managing partner of Schwan Restaurant GmbH, a family-owned restaurant concept. From June 2007 until June 2008, he served as marketing manager for Danone Waters Deutschland GmbH, a distributor of still mineral water in Frankfurt, Germany, and from February 2007 until May 2007, as marketing director for Nordsee Fischspezialitaten GmbH, a German fast food chain specializing in seafood. From April 2003 until January 2007, Mr. Schwan served as marketing manager and senior brand manager at Danone Deutschland GmbH, a global food company.

Alexandre Macedo. Mr. Macedo has served as our President, North America since April 2013. He joined Holdings in 2011, first serving as SVP Marketing North America from July 2011 until August 2012 and as General Manager of North America Franchise Business from August 2012 until April 2013. From 2008 until 2011, Mr. Macedo worked for True Marketing, a Brazilian based marketing consulting firm, where he was founder and partner. Mr. Macedo served as the head of the Brahma Beer business unit at AmBev, a Brazilian brewing company, from 2003 through 2007. Mr. Macedo is a director of Carrols Restaurant Group, Inc.

José E. Cil. Mr. Cil has served as our Executive Vice President and President of Europe, the Middle East and Africa since June 2012 and has served in the same positions with Holdings since November 2010. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as Vice President of Company Operations of Holdings and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA of Holdings.

Heitor Goncalves. Mr.Goncalves has served as Executive Vice President, Chief Information and Performance Officer since he joined Holdings in October 2010 and assumed the additional role of Chief People Officer in April 2013. Prior to joining Holdings, Mr.Goncalves served in multiple strategic roles for Anheuser-Busch InBev from October 2008 to March 2010, including global M&A director and head of Western Europe logistics. From November 2004 to September 2008, Mr.Goncalves served as VP, Global Rewards at InBev. He served in positions of increasing responsibility at Brahma, a brewing company, and at its successor, AmBev, from September 1995 until October 2004.

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

(3) Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description	Where Found
2.1	Business Combination Agreement and Plan of Merger, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., Justice Holdco LLC and Burger King Worldwide Holdings, Inc.	Incorporated herein by reference to Exhibit 2.1 to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on April 10, 2012

2.2	Contingent Contribution Agreement, dated April 3, 2012, by and among Justice Holdings Limited, Justice Delaware Holdco Inc., and each of the other parties set forth on the signature pages thereto.	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 filed on June 18, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

4.1	Registration Rights Agreement between the Registrant and 3G Special Situations Fund II, L.P.	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

4.2	Registration Rights Agreement between the Registrant and Pershing Square, L.P., Pershing Square II, L.P., Pershing Square International, Ltd. and William Ackman	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012.

4.3	Indenture, dated October 19, 2010, between Blue Acquisition Sub, Inc. and Wilmington Trust FSB, as trustee	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

4.4	Supplemental Indenture, dated October 19, 2010, among Blue Acquisition Sub, Inc., Burger King Corporation, Burger King Holdings, Inc., Wilmington Trust FSB, as trustee, and the subsidiary guarantors party thereto	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

4.5	Form of 9 7/8% Senior Notes due 2018 (included in Exhibit 4.4)	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

4.6	First Supplemental Indenture to Add Parent Guarantor dated as of August 1, 2012 between the registrant and Wilmington Trust, National Association.	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 22, 2013.

4.7	Third Supplemental Indenture to Add Parent Guarantor dated as of August 1, 2012 between the registrant and Wilmington Trust, National Association.	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 22, 2013.

10.1†	Burger King Savings Plan, including all amendments thereto	Incorporated herein by reference to Burger King Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-144592)

10.2	Purchase Agreement, dated October 1, 2010, among Blue Acquisition Sub, Inc. and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.3	Joinder To Purchase Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.4	Registration Rights Agreement, dated October 19, 2010, among Blue Acquisition Sub, Inc. J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.5	Joinder to Registration Rights Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.6(a)	Credit Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.6(b)	Amended and Restated Credit Agreement, dated as of February 15, 2011, among Burger King Holdings, Inc. and Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Incorporated herein by reference to Burger King Holdings, Inc.’s Transition Report on Form 10-K filed on March 23, 2011

10.7	Guarantee and Collateral Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation and the guarantors identified therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent	Incorporated herein by reference to Burger King Holdings, Inc.’s Current Report on Form 8-K filed on October 21, 2010

10.8	Credit Agreement dated as of September 28, 2012 among Burger King Holdings, Inc., Burger King Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Syndication Agents and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, HSBC Bank USA, N.A., Goldman Sachs Bank USA, Credit Suisse AG, Cayman Islands Branch and Regions Bank, as Documentation Agents and the lenders party thereto.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 29, 2012

10.9	Guarantee and Collateral Agreement dated as of September 28, 2012 made by Burger King Holdings, Inc., Burger King Corporation and the Guarantors identified therein in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 29, 2012

10.10	Guarantee Agreement dated as of September 28, 2012 made by the Registrant in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 29, 2012

10.11†	Employment Agreement dated as of October 25, 2010 by and between Burger King Corporation and Jonathan Fitzpatrick	Incorporated herein by reference to Burger King Holdings, Inc.’s Transition Report on Form 10-K filed on March 23, 2011

10.12†	Employment Agreement dated as of May 4, 2010 by and between Burger King Corporation and Natalia Franco, as amended on September 30, 2010 and October 25, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Transition Report on Form 10-K filed on March 23, 2011

10.13†	Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan	Incorporated herein by reference to Burger King Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 12, 2011

10.14†	Form of Option Award Agreement issued under Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan	Incorporated herein by reference to Burger King Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 12, 2011

10.15†	Employment Agreement by and between Burger King Corporation and Jose Cil, dated November 2, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012

10.16†	Assignment Letter from Jose Tomas, Chief Human Resources Officer, Burger King Corporation to Jose Cil dated November 2, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012

10.17†	Employment Agreement by and between Burger King Corporation and Steven M. Wiborg dated October 21, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012
10.18†	Amendment No. 1, dated November 5, 2010, to the Employment Agreement between Burger King Corporation and Steven M. Wiborg, dated as of October 21, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2012

10.19†	Amendment No. 1 dated as of April 18, 2011 to the Employment Agreement between Burger King Corporation and Jonathan Fitzpatrick dated as of October 25, 2010	Incorporated herein by reference to Burger King Holdings, Inc.’s Amendment to its Annual Report on Form 10-K/A filed on March 29, 2012

10.20†	Burger King Corporation 2011 Annual Bonus Program document	Incorporated herein by reference to Burger King Holdings, Inc.’s Amendment to its Annual Report on Form 10-K/A filed on March 29, 2012

10.21†	Burger King Corporation Officer Severance Plan	Incorporated herein by reference to Burger King Holdings, Inc.’s Amendment to its Annual Report on Form 10-K/A filed on March 29, 2012

10.22†	Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to the registrant’s Registration Statement on Form S-8 filed on June 20, 2012

10.23	Form of Director Indemnification Agreement	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 25, 2012

10.24†	Separation Agreement and General Release dated June 1, 2012 between Burger King Corporation and Jonathan Fitzpatrick	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed on June 28, 2012

10.25†	Form of Option Award Agreement issued under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed on February 22, 2013

10.26†	Form of Matching Option Award Agreement issued under the Burger King Worldwide, Inc. 2012 Omnibus Incentive Plan	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on April 26, 2013

10.27†	Option Award Agreement between Flavia Faugeres and Burger King Worldwide Holdings, Inc.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on April 26, 2013

10.28†	Form of Amendment to Option Award Agreement.	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on April 26, 2013

10.29†	Form of Option Award Agreement issued under the Burger King Worldwide, Inc Amended and Restated 2012 Omnibus Incentive Plan	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on July 31, 2013

10.30†	Form of Board Member Option Award Agreement issued under the Burger King Worldwide, Inc. Amended and Restated 2012 Omnibus Incentive Plan	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on July 31, 2013

10.31	Second Amendment dated April 11, 2013 to Employment Agreement dated October 20, 2010 by and between Burger King Corporation and Steven M. Wiborg	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on July 31, 2013

10.32†	Burger King Corporation U.S. Severance Pay Plan	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 28, 2013

10.33†	Form of Option Award Agreement issued under the Amended and Restated 2012 Omnibus Inceptive Plan	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 28, 2013

10.34†	Form of Board Member Option Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan	Incorporated herein by reference to the registrant’s Quarterly Report on Form 10-Q filed on October 28, 2013

10.35†	Form of Board of Directors Restricted Stock Unit Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan	Filed herewith

10.36†	Form of Matching Option Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan	Filed herewith

10.37†	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc.	Filed herewith

10.38†	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc.	Filed herewith

21.1	List of Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING WORLDWIDE, INC.

By:	/s/ Daniel Schwartz
Name: Daniel Schwartz
Title: Chief Executive Officer

Date: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Schwartz Daniel Schwartz	Chief Executive Officer (principal executive officer)	February 21, 2014

/s/ Joshua Kobza Joshua Kobza	EVP, Chief Financial Officer (principal financial officer)	February 21, 2014

/s/ Jacqueline Friesner Jacqueline Friesner	VP, Controller and Chief Accounting Officer (principal accounting officer)	February 21, 2014

/s/ Alexandre Behring Alexandre Behring	Chairman	February 21, 2014

/s/ Bernardo Hees Bernardo Hees	Vice Chairman	February 21, 2014

/s/ Martin Franklin Martin Franklin	Director	February 21, 2014

/s/ Paul J. Fribourg Paul J. Fribourg	Director	February 21, 2014

/s/ Alan Parker Alan Parker	Director	February 21, 2014

/s/ Carlos Alberto Sicupira Carlos Alberto Sicupira	Director	February 21, 2014

/s/ Roberto Thompson Roberto Thompson	Director	February 21, 2014

Alexandre Van Damme	Director

EXHIBIT INDEX

Exhibit Number	Description

10.35	Form of Board of Directors Restricted Stock Unit Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan

10.36	Form of Matching Option Award Agreement issued under the Amended and Restated 2012 Omnibus Incentive Plan

10.37	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc.

10.38	Amended and Restated Option Award Agreement between Flavia Faugeres and Burger King Worldwide, Inc.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document