Form 10-Q
period 2014-03-31
Burger King Worldwide, Inc.
filed 2014-04-25
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2014, there were 351,935,504 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I — Financial Information

Item1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	As of
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$863.1	$786.9
Trade and notes receivable, net	168.5	179.7
Prepaids and other current assets, net	95.5	69.8
Deferred income taxes, net	19.9	38.0
Total current assets	1,147.0	1,074.4
Property and equipment, net of accumulated depreciation of $199.0 million and $187.9 million, respectively	792.1	801.5
Intangible assets, net	2,787.8	2,796.0
Goodwill	630.2	630.0
Net investment in property leased to franchisees	156.4	163.1
Other assets, net	297.2	363.5
Total assets	$5,810.7	$5,828.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$41.7	$31.1
Accrued advertising	75.8	56.5
Other accrued liabilities	168.1	177.0
Current portion of long term debt and capital leases	87.6	81.4
Total current liabilities	373.2	346.0
Term debt, net of current portion	2,869.9	2,880.2
Capital leases, net of current portion	72.1	75.4
Other liabilities, net	308.9	317.9
Deferred income taxes, net	662.8	692.8
Total liabilities	4,286.9	4,312.3
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 352,280,790 shares issued at March 31, 2014; 352,161,950 shares issued at December 31, 2013;	3.5	3.5
Additional paid-in capital	1,246.0	1,239.9
Retained earnings	261.3	225.5
Accumulated other comprehensive income (loss)	20.3	54.6
Treasury stock, at cost; 345,286 shares at March 31, 2014 and 345,286 shares at December 31, 2013	(7.3)	(7.3)

Total stockholders’ equity	1,523.8	1,516.2
Total liabilities and stockholders’ equity	$5,810.7	$5,828.5

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Franchise and property revenues	$222.4	$206.6
Company restaurant revenues	18.5	121.1
Total revenues	240.9	327.7
Franchise and property expenses	37.4	36.3
Company restaurant expenses	15.5	108.1
Selling, general and administrative expenses	48.2	66.7
Other operating expenses (income), net	8.5	14.2
Total operating costs and expenses	109.6	225.3
Income from operations	131.3	102.4
Interest expense, net	50.0	49.1
Income before income taxes	81.3	53.3
Income tax expense	20.9	17.5
Net income	$60.4	$35.8
Earnings per share:
Basic	$0.17	$0.10
Diluted	$0.17	$0.10
Weighted average shares outstanding
Basic	352.2	350.5
Diluted	359.2	357.1
Dividends per common share	$0.07	$0.05

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$60.4	$35.8
Foreign currency translation adjustment	(0.6)	(30.3)
Net change in fair value of net investment hedges (net of tax of $0.2 and $5.0)	(0.2)	7.8
Net change in fair value of interest rate caps/swaps (net of tax of $21.7 and $9.6)	(34.2)	14.8
Amounts reclassified to earnings of cash flow hedges (net of tax of $0.8 and $0.5)	1.2	0.7
Pension and post-retirement benefit plans (net of tax of $0 and $0.3)	—	0.5
Amortization of prior service costs (net of tax of $0 and $0.3)	—	(0.5)
Amortization of actuarial losses (net of tax of $0.2 and $0.1)	(0.5)	0.2

Other comprehensive income (loss)	(34.3)	(6.8)

Total comprehensive income	$26.1	$29.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$60.4	$35.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.4	16.6
Amortization of deferred financing costs and debt issuance discount	14.9	13.5
Equity in net loss from unconsolidated affiliates	4.0	5.2
Loss on remeasurement of foreign denominated transactions	0.5	2.4
Amortization of defined benefit pension and postretirement items	(0.8)	(0.2)
Realized loss on terminated caps/swaps	2.0	1.3
Net losses on refranchisings and dispositions of assets	1.8	3.1
Bad debt expense, net of recoveries	0.5	1.0
Share-based compensation expense	2.8	2.0
Deferred income taxes	9.1	7.4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	12.6	2.3
Prepaids and other current assets	6.0	(1.6)
Accounts and drafts payable	9.9	(17.0)
Accrued advertising	(11.7)	13.3
Other accrued liabilities	1.4	3.0
Other long-term assets and liabilities	(4.5)	(9.2)

Net cash provided by operating activities	125.3	78.9

Cash flows from investing activities:
Payments for property and equipment	(3.4)	(7.3)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	(4.5)	10.1
Return of investment on direct financing leases	3.9	3.5
Other investing activities	(0.2)	—

Net cash (used for) provided by investing activities	(4.2)	6.3

Cash flows from financing activities:
Repayments of term debt and capital leases	(19.1)	(13.2)
Dividends paid on common stock	(24.6)	(17.5)
Proceeds from stock option exercises	—	1.2

Net cash used for financing activities	(43.7)	(29.5)

Effect of exchange rates on cash and cash equivalents	(1.2)	(3.6)
Increase in cash and cash equivalents	76.2	52.1
Cash and cash equivalents at beginning of period	786.9	546.7

Cash and cash equivalents at end of period	$863.1	$598.8

Supplemental cashflow disclosures:
Interest paid	$14.4	$14.2
Income taxes paid	$11.3	$4.8
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$—	$0.3

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of dollars unless noted otherwise)

Note 1. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2014.

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

Note 2. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	March 31,	December 31,
	2014	2013
Prepaid expenses	$59.8	$34.2
Refundable and prepaid income taxes	25.9	25.3
Inventories	0.7	1.2
Deferred financing costs - current	9.1	9.1

Prepaids and other current assets	$95.5	$69.8

Note 3. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$491.4	$(71.2)	$420.2	$491.3	$(66.0)	$425.3
Favorable leases	157.6	(51.8)	105.8	158.4	(48.5)	109.9

Subtotal	649.0	(123.0)	526.0	649.7	(114.5)	535.2

Indefinite lived intangible assets - Brand	$2,261.8	$—	$2,261.8	$2,260.8	$—	$2,260.8

Intangible assets, net			$2,787.8			$2,796.0

Goodwill	$630.2			$630.0

We recorded amortization expense on intangible assets of $8.8 million for the three months ended March 31, 2014 and $9.6 million for the same period in the prior year. The increase in goodwill of $0.2 million for the three months ended March 31, 2014 is due to foreign currency translation effect.

Note 4. Other assets, net

Other assets, net consist of the following:

	As of
	March 31, 2014	December 31, 2013
Derivative assets	$118.3	$174.2
Equity method investments	98.0	102.0
Deferred financing costs - noncurrent	33.3	35.5
Other	47.6	51.8

Other assets, net	$297.2	$363.5

Note 5. Equity Method Investments

The carrying amount of all our equity method investments was $98.0 million as of March 31, 2014 and $102.0 million as of December 31, 2013 and is included as a component of other assets, net in our condensed consolidated balance sheets. The entities in which we have an equity interest own or franchise Burger King restaurants or lease Burger King restaurants to franchisees. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues from affiliates:
Franchise royalties	$15.4	$11.5
Property revenues	6.2	6.2
Franchise fees and other revenue	0.8	0.5

Total	$22.4	$18.2

At March 31, 2014 and December 31, 2013, we had $9.8 million and $12.9 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

Note 6. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities and other liabilities, net consist of the following:

	As of
	March 31, 2014	December 31, 2013
Current:
Accrued compensation and benefits	$15.9	$30.9
Gift card liabilities	16.7	22.0
Deferred income - current	16.3	15.7
Restructuring and other provisions	13.4	16.0
Interest payable	36.5	16.9
Closed property reserve	10.6	10.8
Lease liability - current portion	6.4	9.8
Other	52.3	54.9

Other accrued liabilities	$168.1	$177.0

Non-current:
Unfavorable leases	$112.1	$116.6
Lease liability - noncurrent	39.7	38.6
Accrued pension	36.3	37.4
Income tax payable	31.8	31.6
Derivative liabilities	26.2	25.9
Deferred income - noncurrent	15.4	13.2
Casualty insurance - noncurrent	11.8	13.1
Other	35.6	41.5

Other liabilities, net	$308.9	$317.9

Note 7. Long-Term Debt

Long-term debt consists of the following:

				Interest rates (a)
		As of		Three Months Ended
	Maturity	March 31,	December 31,	March 31,
	dates	2014	2013	2014	2013
Tranche A Term Loans	2017	$978.5	$991.4	3.3%	3.2%
Tranche B Term Loans (b)	2019	688.0	689.4	4.5%	4.7%
9 7/8 % Senior Notes	2018	794.5	794.5	10.1%	10.1%
11.0% Discount Notes (c)	2019	465.4	453.1	11.5%	11.5%
Deferred Premiums on interest rate caps	2016	20.2	22.0	2.5%	2.5%
Other	N/A	0.7	0.7

Total debt		2,947.3	2,951.1
Less: current maturities of debt		(77.4)	(70.9)

Total long-term debt		$2,869.9	$2,880.2

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented net of a discount of $6.4 million at March 31, 2014 and $6.7 million at December 31, 2013.
(c)	Principal face amount herein is presented net of a discount of $113.7 million at March 31, 2014 and $126.0 million at December 31, 2013.

2012 Revolving Credit Facility

As of March 31, 2014, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of the 2012 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of March 31, 2014, we had no letters of credit issued against the 2012 Revolving Credit Facility and our borrowing capacity was $130.0 million.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2014	2013
Tranche A Term Loans	$6.2	$6.6
Tranche B Term Loans	6.5	6.6
Interest Rate Caps	2.1	1.4
9 7/8 % Senior Notes	19.6	19.6
11.0% Discount Notes	12.3	11.0
Amortization of deferred financing costs and debt issuance discount	2.6	2.5
Capital lease obligations	1.4	1.6
Other	0.2	0.3
Interest income	(0.9)	(0.5)

Total	$50.0	$49.1

Note 8. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended March 31,
	2014	2013
U.S. Federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.5
Costs and taxes related to foreign operations	4.0	7.0
Foreign tax rate differential	(17.8)	(16.2)
Change in valuation allowance	2.4	(0.2)
Change in accrual for tax uncertainties	0.5	4.1
Other	0.1	1.6

Effective income tax rate	25.7%	32.8%

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$68.8	$16.0	$(30.2)	$54.6
Foreign currency translation adjustment	—	—	(0.6)	(0.6)
Net change in fair value of net investment hedges, net of tax	(0.2)	—	—	(0.2)
Net change in fair value of interest rate caps/swaps, net of tax	(34.2)	—	—	(34.2)
Amounts reclassified to earnings of cash flow hedges, net of tax	1.2	—	—	1.2
Amortization of actuarial losses, net of tax	—	(0.5)	—	(0.5)

Balances at March 31, 2014	$35.6	$15.5	$(30.8)	$20.3

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI
Details about AOCI Components	Affected Line Item in the Statements of Operations	Three Months Ended March 31,
		2014	2013
Gains (Losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(2.0)	$(1.2)
	Income tax (expense) benefit	0.8	0.5

	Net of tax	(1.2)	(0.7)

Defined benefit pension plan items:
Amortization of prior service costs	SG&A (1)	—	0.8
Amortization of actuarial gains (losses)	SG&A (1)	0.7	(0.3)

	Total before tax	0.7	0.5
	Income tax (expense) benefit	(0.2)	(0.2)

	Net of tax	0.5	0.3

Total reclassifications	Net of tax	$(0.7)	$(0.4)

(1)	Refers to selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 10. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under our Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014			Fair Value Measurements at December 31, 2013
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Other assets, net	$—	$3.7	$3.7	$—	$4.2	$4.2
Forward-starting interest rate swaps	Other assets, net	—	114.6	114.6	—	169.9	169.9
Other:
Investments held in a rabbi trust	Other assets, net	6.5	—	6.5	8.9	—	8.9

Total assets at fair value		$6.5	$118.3	$124.8	$8.9	$174.1	$183.0

Liabilities:
Derivatives designated as net investment hedges:
Cross-currency rate swaps	Other liabilities, net	$—	$26.2	$26.2	$—	$25.9	$25.9
Other:
ERP liabilities	Other accrued liabilities	—	1.3	1.3	—	2.8	2.8
ERP liabilities	Other liabilities, net	—	5.2	5.2	—	6.0	6.0

Total liabilities at fair value		$—	$32.7	$32.7	$—	$34.7	$34.7

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

At March 31, 2014, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2013, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes and Discount Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Brand and other intangible assets.

Note 11. Derivative Instruments

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 10 for fair value measurements of our derivative instruments.

Interest Rate Caps

We have entered into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. At March 31, 2014 and December 31, 2013, we had interest rate cap agreements (notional amount of $1.2 billion and $1.2 billion, respectively) (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a weighted-average rate of 1.75%. The six year Cap Agreements are a series of individual caplets that reset and settle quarterly through October 19, 2016 consistent with the payment dates of our LIBOR-based term debt.

Under the terms of the Cap Agreements, if LIBOR resets above a strike price, we will receive the net difference between LIBOR and the strike price. We have elected our applicable rate per annum as the Eurocurrency rate determined by reference to LIBOR. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR resets above or below the strike price.

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

Cross-currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries. At March 31, 2014, we had outstanding cross-currency rate swaps with an aggregate notional value of $430.0 million to hedge a portion of the net investment in our Switzerland subsidiary, Burger King Europe GmbH. A total notional value of $230.0 million of these swaps are contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and mature on October 19, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and mature on September 28, 2017. These cross-currency rate swaps also require the exchange of Euros and U.S. dollar principal payments upon maturity. Changes in the fair value of these instruments are recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Forward-Starting Interest Rate Swaps

At March 31, 2014, we had outstanding three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. The forward currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other (income) expense, net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At March 31, 2014, we had no outstanding foreign currency forward contracts.

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

The following tables present the required quantitative disclosures for our derivative instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	Three Months Ended March 31,
	2014	2013
Derivatives designated as cash flow hedges:
Interest rate caps	$(0.5)	$(0.2)
Forward-starting interest rate swaps	$(55.4)	$24.6
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$(0.4)	$12.8

	Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,
	2014	2013
Derivatives designated as cash flow hedges:
Interest rate caps - gain (loss) reclassified into interest expense, net	$(2.0)	$(1.2)

	Gain (Loss) Recognized in Other Operating Expenses (Income), Net
	Three Months Ended March 31,
	2014	2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$—	$(0.5)

The net amount of pre-tax gains and losses included in AOCI as of March 31, 2014 that we expect to be reclassified into earnings within the next 12 months is $10.3 million of losses.

Note 12. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to the Company and its subsidiaries under the terms of various share-based compensation plans.

During the three months ended March 31, 2014, approximately 3,622,000 stock options were granted. These awards generally cliff vest five years from the original grant date and expire ten years following the grant date.

We recorded $2.8 million of share-based compensation expense in selling, general and administrative expenses for the three months ended March 31, 2014 compared to $2.0 million for the three months ended March 31, 2013.

Note 13. Earnings Per Share

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

Basic and diluted earnings per share are as follows (in millions, except per share information):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$60.4	$35.8
Denominator:
Weighted average shares - basic	352.2	350.5
Effect of dilutive securities	7.0	6.6

Weighted average shares - diluted	359.2	357.1

Basic earnings per share	$0.17	$0.10
Diluted earnings per share	$0.17	$0.10
Anti-dilutive stock options outstanding	3.6	2.9

Note 14. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended March 31,
	2014	2013
Franchise royalties	$160.3	$148.9
Property revenues	53.5	51.6
Franchise fees and other revenue	8.6	6.1

Franchise and property revenues	$222.4	$206.6

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of Company restaurants:
Restaurant count at December 31, 2013	52	—	—	—	52
Openings	—	—	—	—	—
Closures	—	—	—	—	—

Restaurant count at March 31, 2014	52	—	—	—	52

Number of franchise restaurants:
Restaurant count at December 31, 2013	7,384	3,450	1,550	1,231	13,615
Openings	7	40	12	27	86
Closures	(50)	(11)	(8)	(7)	(76)

Restaurant count at March 31, 2014	7,341	3,479	1,554	1,251	13,625

Number of system-wide restaurants:
Restaurant count at December 31, 2013	7,436	3,450	1,550	1,231	13,667
Openings	7	40	12	27	86
Closures	(50)	(11)	(8)	(7)	(76)

Restaurant count at March 31, 2014	7,393	3,479	1,554	1,251	13,677

Note 15. Company restaurant expenses

Company restaurant expenses consist of the following:

	Three Months Ended March 31,
	2014	2013
Food, paper and product costs	$5.6	$38.5
Payroll and employee benefits	5.5	37.5
Occupancy and other operating costs	4.4	32.1

Company restaurant expenses	$15.5	$108.1

Note 16. Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of the following:

	Three Months Ended March 31,
	2014	2013
Net losses on disposal of assets, restaurant closures and refranchisings	$2.8	$4.6
Litigation settlements and reserves, net	0.1	0.1
Foreign exchange net losses (gains)	0.4	3.3
Equity in net loss from unconsolidated affiliates	4.0	5.2
Other, net	1.2	1.0

Other operating expenses (income), net	$8.5	$14.2

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

During the three months ended March 31, 2014, net losses on disposal of assets, restaurant closures and refranchisings consisted of $0.4 million in net losses associated with refranchisings and $2.4 million of net losses associated with asset disposals and restaurant closures. During the three months ended March 31, 2013, net losses on disposal of assets, restaurant closures and refranchisings consisted of $3.9 million in net losses associated with refranchisings and $0.7 million of net losses associated with asset disposals and restaurant closures.

Note 17. Guarantees, Commitments and Contingencies

In some of the matters described below, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. However, information is provided below or included in Note 20, “Commitments and Contingencies” to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on February 21, 2014 regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency.

Litigation

On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff is seeking monetary damages and injunctive relief. In April 2014, the court denied BKC’s motion to dismiss, and it is anticipated that the parties will proceed with discovery. BKC will vigorously contest liability and class certification.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. The Company has an estimated liability of approximately $10.0 million as of March 31, 2014, representing the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters.

Guarantees

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of March 31, 2014, there were $125.7 million of loans outstanding to franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $202.5 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $32.5 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded. As of March 31, 2014, the liability reflecting the fair value of these guarantee obligations was $5.3 million. No significant payments have been made by us in connection with these guarantees through March 31, 2014.

Note 18. Segment Reporting

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

Revenues by geographic segment consist of the following:

	Three Months Ended March 31,
	2014	2013
Revenues:
U.S. and Canada	$149.3	$173.4
EMEA	61.0	111.5
LAC	17.0	29.6
APAC	13.6	13.2

Total revenues	$240.9	$327.7

Only the U.S. represented more than 10% of our total revenues during the three months ended March 31, 2014 and only the U.S. and Germany represented more than 10% of our total revenues during the three months ended March 31, 2013. Revenues in the U.S. totaled $142.8 million for the three months ended March 31, 2014, compared to $140.9 million for the three months ended March 31, 2013. Revenues in Germany totaled $54.9 million for the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014	2013
Segment Income:
U.S. and Canada	$102.6	$97.5
EMEA	48.1	42.3
LAC	14.9	15.1
APAC	11.7	10.4
Unallocated Management G&A	(17.6)	(20.3)

Adjusted EBITDA	159.7	145.0
Share-based compensation and non-cash incentive compensation expense	3.5	2.7
Global portfolio realignment project costs	—	9.1
Other operating expenses (income), net	8.5	14.2

EBITDA	147.7	119.0
Depreciation and amortization	16.4	16.6

Income from operations	131.3	102.4
Interest expense, net	50.0	49.1
Income tax expense	20.9	17.5

Net income	$60.4	$35.8

Note 19. Supplemental Financial Information

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of March 31, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.3	$—	$604.1	$—	$258.7	$—	$863.1
Trade and notes receivable, net	5.4	—	110.8	—	52.3	—	168.5
Prepaids and other current assets, net	—	0.7	85.0	—	9.8	—	95.5
Deferred income taxes, net	4.6	—	13.4	—	1.9	—	19.9

Total current assets	10.3	0.7	813.3	—	322.7	—	1,147.0
Property and equipment, net	—	—	727.0	—	65.1	—	792.1
Intangible assets, net	—	—	1,524.9	—	1,262.9	—	2,787.8
Goodwill	—	—	359.6	—	270.6	—	630.2
Net investment in property leased to franchisees	—	—	145.8	—	10.6	—	156.4
Intercompany receivable	9.4	3.9	63.6	—	—	(76.9)	—
Investment in subsidiaries	1,500.3	1,943.4	1,714.5	1,943.4	—	(7,101.6)	—
Other assets, net	—	5.6	225.7	—	65.9	—	297.2

Total assets	$1,520.0	$1,953.6	$5,574.4	$1,943.4	$1,997.8	$(7,178.5)	$5,810.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$38.5	$—	$3.2	$—	$41.7
Accrued advertising	—	—	51.9	—	23.9	—	75.8
Other accrued liabilities	(0.4)	(11.8)	141.3	—	39.0	—	168.1
Current portion of long term debt and capital leases	—	—	84.6	—	3.0	—	87.6

Total current liabilities	(0.4)	(11.8)	316.3	—	69.1	—	373.2
Term debt, net of current portion	—	465.4	2,404.5	—	—	—	2,869.9
Capital leases, net of current portion	—	—	56.0	—	16.1	—	72.1
Other liabilities, net	0.6	—	279.6	—	28.7	—	308.9
Payables to affiliates	—	—	—	—	76.9	(76.9)	—
Deferred income taxes, net	(4.0)	(0.3)	574.6	—	92.5	—	662.8

Total liabilities	(3.8)	453.3	3,631.0	—	283.3	(76.9)	4,286.9
Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,246.0	1,179.9	1,529.9	1,530.9	1,328.9	(5,569.6)	1,246.0
Retained earnings	261.3	300.1	393.2	392.2	412.5	(1,498.0)	261.3
Accumulated other comprehensive income (loss)	20.3	20.3	20.3	20.3	(26.9)	(34.0)	20.3
Treasury stock, at cost	(7.3)	—	—	—	—	—	(7.3)

Total stockholders’ equity	1,523.8	1,500.3	1,943.4	1,943.4	1,714.5	(7,101.6)	1,523.8

Total liabilities and stockholders’ equity	$1,520.0	$1,953.6	$5,574.4	$1,943.4	$1,997.8	$(7,178.5)	$5,810.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.7	$—	$553.2	$—	$228.0	$—	$786.9
Trade and notes receivable, net	—	—	127.6	—	52.1	—	179.7
Prepaids and other current assets, net	—	17.7	45.1	—	7.0	—	69.8
Deferred income taxes, net	2.4	—	33.7	—	1.9	—	38.0

Total current assets	8.1	17.7	759.6	—	289.0	—	1,074.4
Property and equipment, net	—	—	733.6	—	67.9	—	801.5
Intangible assets, net	—	—	1,530.7	—	1,265.3	—	2,796.0
Goodwill	—	—	359.6	—	270.4	—	630.0
Net investment in property leased to franchisees	—	—	151.8	—	11.3	—	163.1
Intercompany receivable	11.5	—	97.0	—	—	(108.5)	—
Investment in subsidiaries	1,492.7	1,926.6	1,675.7	1,926.6	—	(7,021.6)	—
Other assets, net	—	5.8	289.4	—	68.3	—	363.5

Total assets	$1,512.3	$1,950.1	$5,597.4	$1,926.6	$1,972.2	$(7,130.1)	$5,828.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$21.1	$—	$10.0	$—	$31.1
Accrued advertising	—	—	33.8	—	22.7	—	56.5
Other accrued liabilities	(0.4)	(31.6)	164.2	—	44.8	—	177.0
Current portion of long term debt and capital leases	—	—	78.2	—	3.2	—	81.4

Total current liabilities	(0.4)	(31.6)	297.3	—	80.7	—	346.0
Term debt, net of current portion	—	453.1	2,427.1	—	—	—	2,880.2
Capital leases, net of current portion	—	—	57.7	—	17.7	—	75.4
Other liabilities, net	0.5	0.1	283.8	—	33.5	—	317.9
Payables to affiliates	—	36.2	—	—	72.3	(108.5)	—
Deferred income taxes, net	(4.0)	(0.4)	604.9	—	92.3	—	692.8

Total liabilities	(3.9)	457.4	3,670.8	—	296.5	(108.5)	4,312.3
Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,239.9	1,173.8	1,523.8	1,524.8	1,328.9	(5,551.3)	1,239.9
Retained earnings	225.5	264.3	348.2	347.2	373.1	(1,332.8)	225.5
Accumulated other comprehensive income (loss)	54.6	54.6	54.6	54.6	(26.3)	(137.5)	54.6
Treasury stock, at cost	(7.3)	—	—	—	—	—	(7.3)

Total stockholders’ equity	1,516.2	1,492.7	1,926.6	1,926.6	1,675.7	(7,021.6)	1,516.2

Total liabilities and stockholders’ equity	$1,512.3	$1,950.1	$5,597.4	$1,926.6	$1,972.2	$(7,130.1)	$5,828.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$143.8	$—	$78.6	$—	$222.4
Company restaurant revenues	—	—	18.5	—	—	—	18.5

Total revenues	—	—	162.3	—	78.6	—	240.9
Franchise and property expenses	—	—	26.6	—	10.8	—	37.4
Company restaurant expenses	—	—	15.5	—	—	—	15.5
Selling, general and administrative expenses	—	—	36.5	—	11.7	—	48.2
Intercompany expenses	—	—	(0.6)	—	0.6	—	—
Other operating expenses (income), net	—	—	6.4	—	2.1	—	8.5

Total operating costs and expenses	—	—	84.4	—	25.2	—	109.6

Income (loss) from operations	—	—	77.9	—	53.4	—	131.3
Interest expense, net	—	12.5	37.2	—	0.3	—	50.0

Income (loss) before income taxes	—	(12.5)	40.7	—	53.1	—	81.3
Income tax expense (benefit)	—	(3.3)	10.5	—	13.7	—	20.9

Income (loss) from continuing operations	—	(9.2)	30.2	—	39.4	—	60.4
Equity in earnings of subsidiaries	60.4	69.6	39.4	69.6	—	(239.0)	—

Net income (loss)	$60.4	$60.4	$69.6	$69.6	$39.4	$(239.0)	$60.4

Total comprehensive income (loss)	$26.1	$26.1	$35.3	$35.3	$38.8	$(135.5)	$26.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$137.9	$—	$68.7	$—	$206.6
Company restaurant revenues	—	—	19.1	—	102.0	—	121.1
Intercompany revenues	—	—	1.5	—	(1.5)	—	—

Total revenues	—	—	158.5	—	169.2	—	327.7
Franchise and property expenses	—	—	26.4	—	9.9	—	36.3
Company restaurant expenses	—	—	16.8	—	91.3	—	108.1
Selling, general and administrative expenses	—	—	44.4	—	22.3	—	66.7
Intercompany expenses	—	—	(0.7)	—	0.7	—	—
Other operating expenses, net	—	—	11.4	—	2.8	—	14.2

Total operating costs and expenses	—	—	98.3	—	127.0	—	225.3

Income (loss) from operations	—	—	60.2	—	42.2	—	102.4
Interest expense, net	—	11.2	36.5	—	1.4	—	49.1

Income (loss) before income taxes	—	(11.2)	23.7	—	40.8	—	53.3
Income tax expense (benefit)	—	(3.0)	8.6	—	11.9	—	17.5

Income (loss) from continuing operations	—	(8.2)	15.1	—	28.9	—	35.8
Equity in earnings of subsidiaries	35.8	44.0	28.9	44.0	—	(152.7)	—

Net income (loss)	$35.8	$35.8	$44.0	$44.0	$28.9	$(152.7)	$35.8

Total comprehensive income (loss)	$29.0	$29.0	$37.2	$37.2	$(1.4)	$(102.0)	$29.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$60.4	$60.4	$69.6	$69.6	$39.4	$(239.0)	$60.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(60.4)	(69.6)	(39.4)	(69.6)	—	239.0	—
Depreciation and amortization	—	—	12.2	—	4.2	—	16.4
Amortization of deferred financing cost and debt issuance discount	—	12.5	2.4	—	—	—	14.9
Equity in net loss from unconsolidated afiliates	—	—	1.8	—	2.2	—	4.0
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(0.3)	—	0.8	—	0.5
Amortization of defined benefit pension and postretirement items	—	—	(0.8)	—	—	—	(0.8)
Realized loss on terminated caps/swaps	—	—	2.0	—	—	—	2.0
Net loss (gain) on refranchisings and dispositions of assets	—	—	3.3	—	(1.5)	—	1.8
Bad debt expense, net of recoveries	—	—	0.6	—	(0.1)	—	0.5
Share-based compensation expense	—	—	2.2	—	0.6	—	2.8
Deferred income taxes	—	(2.3)	11.6	—	(0.2)	—	9.1
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	(5.4)	—	18.5	—	(0.5)	—	12.6
Prepaids and other current assets	—	—	8.8	—	(2.8)	—	6.0
Accounts and drafts payable	—	—	16.6	—	(6.7)	—	9.9
Accrued advertising	—	—	(12.9)	—	1.2	—	(11.7)
Other accrued liabilities	—	—	6.2	—	(4.8)	—	1.4
Other long-term assets and liabilities	—	—	(6.7)	—	2.2	—	(4.5)

Net cash provided by (used for) operating activities	(5.4)	1.0	95.7	—	34.0	—	125.3

Cash flows from investing activities:
Payments for property and equipment	—	—	(3.4)	—	—	—	(3.4)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	—	—	0.5	—	(5.0)	—	(4.5)
Return of investment on direct financing leases	—	—	3.6	—	0.3	—	3.9
Other investing activities	—	—	(0.2)	—	—	—	(0.2)

Net cash provided by (used for) investing activities	—	—	0.5	—	(4.7)	—	(4.2)

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(18.4)	—	(0.7)	—	(19.1)
Dividends paid on common stock	(24.6)	—	—	—	—	—	(24.6)
Intercompany financing	24.6	(1.0)	(26.9)	—	3.3	—	0.0

Net cash provided by (used for) financing activities	—	(1.0)	(45.3)	—	2.6	—	(43.7)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(1.2)	—	(1.2)
Increase (decrease) in cash and cash equivalents	(5.4)	—	50.9	—	30.7	—	76.2
Cash and cash equivalents at beginning of period	5.7	—	553.2	—	228.0	—	786.9

Cash and cash equivalents at end of period	$0.3	$—	$604.1	$—	$258.7	$—	$863.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$35.8	$35.8	$44.0	$44.0	$28.9	$(152.7)	35.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(35.8)	(44.0)	(28.9)	(44.0)	—	152.7	—
Depreciation and amortization	—	—	10.1	—	6.5	—	16.6
Amortization of deferred financing cost and debt issuance discount	—	11.0	2.5	—	—	—	13.5
Equity in net loss from unconsolidated affiliates	—	—	3.1	—	2.1	—	5.2
Loss (gain) on remeasurement of foreign denominated transactions	—	—	2.6	—	(0.2)	—	2.4
Amortization of defined benefit pension and postretirement items	—	—	(0.2)	—	—	—	(0.2)
Realized loss on terminated caps/swaps	—	—	1.3	—	—	—	1.3
Net loss (gain) on refranchisings and dispositions of assets	—	—	2.8	—	0.3	—	3.1
Bad debt expense, net of recoveries	—	—	1.5	—	(0.5)	—	1.0
Share-based compensation expense	—	—	1.7	—	0.3	—	2.0
Deferred income taxes	—	8.1	(2.4)	—	1.7	—	7.4
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	2.0	—	0.3	—	2.3
Prepaids and other current assets	—	—	(2.4)	—	0.8	—	(1.6)
Accounts and drafts payable	—	—	(7.0)	—	(10.0)	—	(17.0)
Accrued advertising	—	—	11.1	—	2.2	—	13.3
Other accrued liabilities	1.7	—	(1.4)	—	2.7	—	3.0
Other long-term assets and liabilities	—	(10.9)	(4.0)	—	5.7	—	(9.2)

Net cash provided by (used for) operating activities	1.7	—	36.4	—	40.8	—	78.9

Cash flows from investing activities:
Payments for property and equipment	—	—	(5.6)	—	(1.7)	—	(7.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	10.1	—	—	—	10.1
Return of investment on direct financing leases	—	—	3.2	—	0.3	—	3.5

Net cash provided by (used for) investing activities	—	—	7.7	—	(1.4)	—	6.3

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(12.4)	—	(0.8)	—	(13.2)
Dividends paid on common stock	(17.5)	—	—	—	—	—	(17.5)
Proceeds from stock option exercises	1.2	—	—	—	—	—	1.2
Intercompany financing	17.5	—	52.9	—	(70.4)	—	—

Net cash provided by (used for) financing activities	1.2	—	40.5	—	(71.2)	—	(29.5)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(3.6)	—	(3.6)
Increase (decrease) in cash and cash equivalents	2.9	—	84.6	—	(35.4)	—	52.1
Cash and cash equivalents at beginning of period	0.1	—	355.3	—	191.3	—	546.7

Cash and cash equivalents at end of period	$3.0	$—	$439.9	$—	$155.9	$—	$598.8

Note 20. Subsequent Event

Dividend

On April 24, 2014, our Board of Directors approved a cash dividend to shareholders of $0.07 per share that will be paid on May 27, 2014 to shareholders of record at the close of business on May 12, 2014. Future dividends will be determined at the discretion of the Board of Directors.

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

Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven by our franchise restaurants, as approximately 100% of our system-wide restaurants are franchised.

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of March 31, 2014, we owned or franchised a total of 13,677 restaurants in 97 countries and U.S. territories worldwide. Of these restaurants, 13,625 were owned by our franchisees and 52 were Company restaurants. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, French fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts and product platforms appealing to different customer groups. During our nearly 60 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers guests fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all Company and franchise restaurants in one period from the same period in the prior year.

•	Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants during a stated period, net of closures.

•	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

•	Adjusted EBITDA, which represents earnings (net income or loss) before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

System-wide sales growth and comparable sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating prior year results at current year exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $9.1 million of general and administrative expenses consisting of professional fees and severance during the three months ended March 31, 2013. In 2013, we completed our global portfolio realignment project, including our refranchising initiative. We continue to own and operate 52 restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems. We also expect to continue to enter into joint ventures and master franchise and development agreements as part of our business strategy to accelerate development.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Tabular amounts in millions of dollars unless noted otherwise.

The following tables present our results of operations and key business metrics for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Variance
	March 31,		$	%
	2014	2013	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$222.4	$206.6	$15.8	7.6%
Company restaurant revenues	18.5	121.1	(102.6)	(84.7)%

Total revenues	240.9	327.7	(86.8)	(26.5)%

Franchise and property expenses	37.4	36.3	(1.1)	(3.0)%
Company restaurant expenses	15.5	108.1	92.6	85.7%
Selling, general and administrative expenses	48.2	66.7	18.5	27.7%
Other operating expenses (income), net	8.5	14.2	5.7	40.1%

Total operating costs and expenses	109.6	225.3	115.7	51.4%

Income from operations	131.3	102.4	28.9	28.2%
Interest expense, net	50.0	49.1	(0.9)	(1.8)%

Income before income taxes	81.3	53.3	28.0	52.5%
Income tax expense	20.9	17.5	(3.4)	(19.4)%

Net income	$60.4	$35.8	$24.6	68.7%

	Three Months Ended March 31,
	2014	2013
FX Impact Favorable/(Unfavorable)
Consolidated total revenues	$(3.3)	$(1.5)
Consolidated franchise and property expenses	(0.1)	—
Consolidated SG&A	(0.3)	(0.1)
Consolidated income from operations	(3.5)	(2.1)
Consolidated net income	(3.6)	(2.1)
Consolidated adjusted EBITDA	(3.6)	(2.0)

	Three Months Ended March 31,
	2014	2013
Key Business Metrics
System-wide sales growth	6.9%	2.1%
Franchise sales	$3,930.5	$3,670.5
System comparable sales growth	2.0%	(1.4)%
System Net Restaurant Growth (NRG)	10	4
Net refranchisings	—	33
Restaurant counts at period end
Company	52	382
Franchise	13,625	12,619
System	13,677	13,001

System Comparable Sales Growth

During the three months ended March 31, 2014, worldwide system comparable sales growth of 2.0% was driven by comparable sales growth in the EMEA, LAC and APAC segments. Comparable sales growth in the U.S. and Canada segment was slightly positive during the same period.

Franchise and Property

During the three months ended March 31, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to increases in royalties of $14.6 million driven by comparable sales growth in the EMEA, LAC and APAC segments, worldwide net restaurants growth of 676 restaurants during the trailing twelve-month period and the net refranchising of 327 Company restaurants during the same period. Additionally, franchise and property revenues increased as a result of a $2.0 million increase in property revenues driven by the net refranchising of 327 Company restaurants during the trailing twelve-month period and a $2.5 million increase in franchise fees and other revenue driven by an increase in renewals. Franchise and property revenues had an unfavorable FX impact of $3.3 million during the current period.

During the three months ended March 31, 2014, the increase in franchise and property expenses, excluding FX impact, was due to an increase in property expense of $1.4 million primarily related to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchisings of 327 Company restaurants during the trailing twelve-month period, partially offset by a decrease in bad debt expense of $0.4 million. Franchise and property expenses had an unfavorable FX impact of $0.1 million during the current period.

Company restaurants

During the three months ended March 31, 2014, Company restaurant revenues and expenses decreased primarily due to the net refranchising of 327 Company restaurants during the trailing twelve-month period.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance
	March 31,		$	%
	2014	2013	Favorable / (Unfavorable)
Selling expenses	$0.2	$3.7	$3.5	94.6%

Management general and administrative expenses	41.3	48.9	7.6	15.5%
Share-based compensation and non-cash incentive compensation expense	3.5	2.7	(0.8)	(29.6)%
Depreciation and amortization	3.2	2.3	(0.9)	(39.1)%
Global portfolio realignment project costs	—	9.1	9.1	100.0%

Total general and administrative expenses	48.0	63.0	15.0	23.8%

Selling, general and administrative expenses	$48.2	$66.7	$18.5	27.7%

The decrease in selling, general and administrative expenses during the three months ended March 31, 2014 was due to a decrease in selling expenses and a decrease in total general and administrative expenses. Selling expenses consist primarily of Company restaurant advertising fund contributions and the decrease was primarily a result of the net refranchisings of Company restaurants during the trailing twelve-month period. The decrease in our total general and administrative expenses was driven primarily by the non-recurrence of global portfolio realignment project costs and a decrease in management general and administrative expenses (“Management G&A”), partially offset by an increase in depreciation and amortization and share-based compensation and non-cash incentive compensation expense. Management G&A is comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices. The decrease in Management G&A was driven primarily by a decrease in salary and fringe benefits. Selling, general and administrative expenses had an unfavorable FX impact of $0.3 million during the current period.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended March 31,
	2014	2013
Net losses on disposal of assets, restaurant closures and refranchisings	$2.8	$4.6
Litigation settlements and reserves, net	0.1	0.1
Foreign exchange net losses	0.4	3.3
Equity in net loss from unconsolidated affiliates	4.0	5.2
Other, net	1.2	1.0

Other operating expenses (income), net	$8.5	$14.2

During the three months ended March 31, 2014, net losses on disposal of assets, restaurant closures and refranchisings consisted of $0.4 million in net losses associated with refranchisings and $2.4 million of net losses associated with asset disposals and restaurant closures. During the three months ended March 31, 2013, net losses on disposal of assets, restaurant closures and refranchisings consisted of $3.9 million in net losses associated with refranchisings and $0.7 million of net losses associated with asset disposals and restaurant closures.

Interest expense, net

	Three Months Ended
	March 31,
	2014	2013
Interest expense, net	$50.0	$49.1
Weighted average interest rate on long-term debt	6.7%	6.6%

During the three months ended March 31, 2014 interest expense, net increased compared to the three months ended March 31, 2013 due to a higher weighted average interest rate, partially offset by reduced borrowings resulting from principal payments of our term loans.

Income tax expense

Our effective tax rate was 25.7% for the three months ended March 31, 2014, primarily as a result of the mix of income from multiple tax jurisdictions. Our effective tax rate was 32.8% for the three months ended March 31, 2013, as a result of the mix of income during the period from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project.

Net Income

Our net income increased by $24.6 during the three months ended March 31, 2014 primarily as a result of a $28.9 million increase in income from operations, which was driven by an increase in franchise and property revenues, decreases in Company restaurant expenses, decreases in selling, general and administrative expenses and decreases in other operating expenses (income) net. These factors were partially offset by a decrease in Company restaurant revenues, an increase in franchise and property expenses, an increase in interest expense, net of $0.9 million and an increase in income tax expense of $3.4 million.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as earnings (net income or loss) before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, and all other specifically identified costs associated with non-recurring projects, including global portfolio realignment project costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance
	Three Months Ended
	March 31,		$	%
	2014	2013	Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$102.6	$97.5	$5.1	5.2%
EMEA	48.1	42.3	5.8	13.7%
LAC	14.9	15.1	(0.2)	(1.3)%
APAC	11.7	10.4	1.3	12.5%
Unallocated Management G&A	(17.6)	(20.3)	2.7	13.3%

Adjusted EBITDA	159.7	145.0	14.7	10.1%
Share-based compensation and non-cash incentive compensation expense	3.5	2.7	(0.8)	(29.6)%
Global portfolio realignment project costs	—	9.1	9.1	100.0%
Other operating expenses (income), net	8.5	14.2	5.7	40.1%

EBITDA	147.7	119.0	28.7	24.1%
Depreciation and amortization	16.4	16.6	0.2	1.2%

Income from operations	131.3	102.4	28.9	28.2%
Interest expense, net	50.0	49.1	(0.9)	(1.8)%
Income tax expense	20.9	17.5	(3.4)	(19.4)%

Net income	$60.4	$35.8	$24.6	68.7%

Adjusted EBITDA in the three months ended March 31, 2014 reflects increases in segment income in our U.S. and Canada, EMEA and APAC segments and a decrease in Unallocated Management G&A, partially offset by a decrease in segment income in our LAC segment. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments. EBITDA for the three months ended March 31, 2014 increased primarily for the same reasons that Adjusted EBITDA increased as well as the non-recurrence of global portfolio realignment project costs and decreases in other operating expenses (income) net, partially offset by an increase in share-based compensation and non-cash incentive compensation expense.

Results of operations for U.S. & Canada

	Three Months Ended		Variance
	March 31,		Favorable/
	2014	2013	(Unfavorable)
Franchise:
Franchise and property revenues	$130.8	$125.9	$4.9
Franchise and property expenses	29.4	27.8	(1.6)
Company:
Company restaurant revenues	18.5	47.5	(29.0)
CRM	3.0	4.1	(1.1)
CRM %	16.2%	8.6%	7.6%
Segment SG&A (1)	12.1	14.9	2.8
Segment depreciation and amortization	10.3	10.2	(0.1)
Segment income	102.6	97.5	5.1

(1)	Segment selling, general and administrative expenses (“Segment SG&A”) consist of segment selling expenses and segment Management G&A

FX Impact Favorable/(Unfavorable)
Segment revenues	$(0.6)	$(0.3)
Segment franchise and property expenses	0.3	—
Segment income	(0.4)	(0.1)
Key Business Metrics
System-wide sales growth	0.1%	(2.8)%
Franchise sales	$2,049.9	$2,025.9
System comparable sales growth	0.1%	(3.0)%
System NRG	(43)	(28)
Net Refranchisings	—	33
Restaurant counts at period end
Company	52	149
Franchise	7,341	7,299
System	7,393	7,448

System Comparable Sales Growth

Despite severe winter weather across much of the region the U.S. and Canada delivered slightly positive comparable sales growth for the three months ended March 31, 2014 as a result of our strategy of launching fewer, more impactful products.

Franchise and Property

During the three months ended March 31, 2014, the increase in franchise and property revenues, excluding FX impact, was due to increases in royalties of $1.0 million and property revenue of $3.1 million primarily driven by the net refranchising of 94 Company restaurants during the trailing twelve-month period. Additionally, franchise and property revenues increased as a result of a $1.4 million increase in franchise fees and other revenue driven by an increase in renewals. These factors were partially offset by negative NRG during the trailing twelve-months and an unfavorable FX impact of $0.6 million during the current period.

During the three months ended March 31, 2014, the increase in franchise and property expenses, excluding FX impact, was due primarily to an increase in property expense of $2.8 million related to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchisings of Company restaurants, partially offset by a decrease in bad debt expense of $0.9 million. Franchise and property expenses had a favorable FX impact of $0.3 million during the current period.

Company Restaurants

During the three months ended March 31, 2014, Company restaurant revenues and expenses decreased primarily due to the net refranchising of 94 Company restaurants during the trailing twelve-month period. Additionally, Company restaurant margin percentage, or CRM%, increased primarily as a result of retaining restaurants with higher than average CRM%.

Segment income

During the three months ended March 31, 2014, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in Company restaurant margin, or CRM, which is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period. The decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

Results of operations for EMEA

	Three Months Ended		Variance
	March 31,		Favorable/
	2014	2013	(Unfavorable)
Franchise and property revenues	$61.0	$52.4	$8.6
Franchise and property expenses	7.0	7.7	0.7
Segment SG&A	8.1	12.4	4.3
Segment depreciation and amortization	2.2	3.0	0.8
Segment income	48.1	42.3	5.8

FX Impact Favorable/(Unfavorable)
Segment revenues	$0.5	$(0.1)
Segment franchise and property expenses	(0.4)	—
Segment income	(0.1)	(0.5)

Key Business Metrics
System-wide sales growth	14.6%	7.6%
Franchise sales	$1,149.5	$951.3
System comparable sales growth	4.8%	0.8%
System NRG	29	18
Net Refranchisings	—	—
Restaurant counts at period end
Company	—	132
Franchise	3,479	3,007
System	3,479	3,139

System Comparable Sales Growth

During the three months ended March 31, 2014, system comparable sales growth of 4.8% in EMEA was primarily driven by continued strength in Germany, where premium limited time offerings complemented value promotions, and the United Kingdom, where value promotions helped boost traffic.

Franchise and Property

During the three months ended March 31, 2014, the increase in franchise and property revenues, excluding FX impact, was due to increases in royalties of $8.9 million primarily driven by comparable sales growth, NRG of 340 restaurants during the trailing twelve-month period and the net refranchising of 132 Company restaurants during the same period. Additionally, franchise and property revenues increased as a result of a $0.4 million increase in franchise fees and other revenue. These factors were partially offset by a decrease in property revenue of $1.2 million primarily in Germany as a result of the transfer of certain properties subleased to franchisees in connection with our Germany refranchising during 2013. Franchise and property revenues had a favorable FX impact of $0.5 million during the current period.

During the three months ended March 31, 2014, the decrease in franchise and property expenses, excluding FX impact, was due to a decrease in property expense of $1.4 million primarily related to the transfer of certain properties subleased to franchisees in connection with our Germany refranchising during 2013, partially offset by an increase in bad debt expense of $0.3 million as a result of higher recoveries in the prior year. Franchise and property expenses had an unfavorable FX impact of $0.4 million during the current period.

Segment income

During the three months ended March 31, 2014, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by the non-recurrence of $7.0 million of CRM due to the net refranchising of Company restaurants during 2013. The decrease in Segment SG&A was driven primarily by a decrease in selling expenses as a result of the net refranchisings during 2013 and a decrease in salary and fringe benefits.

Results of operations for LAC

	Three Months Ended		Variance
	March 31,		Favorable/
	2014	2013	(Unfavorable)
Franchise and property revenues	$17.0	$15.7	$1.3
Franchise and property expenses	0.4	0.3	(0.1)
Segment SG&A	1.8	2.8	1.0
Segment depreciation and amortization	0.1	0.5	0.4
Segment income	14.9	15.1	(0.2)

FX Impact Favorable/(Unfavorable)
Segment revenues	$(2.4)	$(1.0)
Segment franchise and property expenses	—	—
Segment income	(2.3)	(1.3)

Key Business Metrics
System-wide sales growth	17.1%	10.1%
Franchise sales	$338.0	$321.6
System comparable sales growth	4.0%	(1.3)%
System NRG	4	8
Net Refranchisings	—	—
Restaurant counts at period end
Company	—	98
Franchise	1,554	1,300
System	1,554	1,398

System Comparable Sales Growth

During the three months ended March 31, 2014, system comparable sales growth of 4.0% in LAC was primarily due to strength in Brazil, where new products resonated well with our guests.

Franchise and Property

During the three months ended March 31, 2014, the increase in franchise and property revenues, excluding FX impact, was due to increases in royalties of $2.9 million primarily driven by comparable sales growth, NRG of 156 restaurants during the trailing twelve-month period and the net refranchising of 98 Company restaurants during the same period. Additionally, franchise and property revenues increased as a result of a $0.7 million increase in franchise fees and other revenue driven by the increase in the number of early renewal of franchise agreements. Franchise and property revenues had an unfavorable FX impact of $2.4 million during the current period.

During the three months ended March 31, 2014, franchise and property expenses were relatively unchanged from the prior year.

Segment income

During the three months ended March 31, 2014, segment income decreased due to the non-recurrence of $2.0 million of CRM due to the net refranchising of Company restaurants during 2013, partially offset by an increase in franchise and property revenues net of expense and a decrease in Segment SG&A. The decrease in Segment SG&A was driven primarily by a decrease in selling expenses as a result of the net refranchisings during 2013 and a decrease in salary and fringe benefits.

Results of operations for APAC

	Three Months Ended		Variance
	March 31,		Favorable/
	2014	2013	(Unfavorable)
Franchise and property revenues	$13.6	$12.6	$1.0
Franchise and property expenses	0.6	0.5	(0.1)
Segment SG&A	1.9	2.2	0.3
Segment depreciation and amortization	0.6	0.6	—
Segment income	11.7	10.4	1.3

FX Impact Favorable/(Unfavorable)
Segment revenues	$(0.8)	$(0.1)
Segment franchise and property expenses	—	—
Segment income	(0.8)	(0.1)

Key Business Metrics
System-wide sales growth	15.0%	9.4%
Franchise sales	$393.1	$371.7
System comparable sales growth	3.8%	2.7%
System NRG	20	6
Net Refranchisings	—	—
Restaurant counts at period end
Company	—	3
Franchise	1,251	1,013
System	1,251	1,016

System Comparable Sales Growth

During the three months ended March 31, 2014, system comparable sales growth of 3.8% in APAC was driven by comparable sales growth in Australia, where we launched new limited time offerings, and South Korea and China, where limited time offerings complemented value items.

Franchise and Property

During the three months ended March 31, 2014, the increase in franchise and property revenues, excluding FX impact, was due to increases in royalties of $1.8 million primarily driven by comparable sales growth and NRG of 235 restaurants during the trailing twelve-month period. Franchise and property revenues had an unfavorable FX impact of $0.8 million during the current period.

During the three months ended March 31, 2014, franchise and property expenses were relatively unchanged from the prior year.

Segment income

During the three months ended March 31, 2014, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A. The decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our 2012 Revolving Credit Facility (defined below). We have used, and may in the future use, our liquidity to make required interest and principal payments, to repurchase shares of our common stock, to voluntarily repay and/or repurchase our or one of our affiliate’s outstanding debt, to fund our investing activities and/or to pay dividends. As a result of our borrowings, we are highly leveraged. Our liquidity requirements are primarily due to debt service requirements.

At March 31, 2014, we had cash and cash equivalents of $863.1 million and working capital of $773.8 million. In addition, at March 31, 2014, we had borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

Debt Instruments

Our long-term debt is comprised primarily of borrowings under our 2012 Credit Agreement (defined below), amounts outstanding under our Senior Notes and Discount Notes (each also defined below), and obligations under capital leases. For further information about our long-term debt, see Note 7 to the accompanying unaudited Condensed Consolidated Financial Statements included in this report.

As of March 31, 2014, we had $978.5 million in Tranche A Term Loans outstanding and $688.0 million of Tranche B Term Loans outstanding (the “2012 Term Loan Facility”) under our credit agreement dated September 28, 2012 (the “2012 Credit Agreement”). The 2012 Term Loan Facility, together with the revolving credit facility available under the 2012 Credit Agreement (the “2012 Revolving Credit Facility”) are collectively referred to as the “2012 Credit Facilities”. As of March 31, 2014, the interest rate was 2.50% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. As of March 31, 2014, we had no amounts outstanding under the 2012 Revolving Credit Facility. Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rate as of March 31, 2014, required debt service for the next twelve months is estimated to be approximately $50.6 million in interest payments and $71.4 million in principal payments.

As of March 31, 2014 we had outstanding $794.5 million of 9.875% senior notes due 2018 (the “Senior Notes”). In addition, as of March 31, 2014, we had outstanding $465.4 million of 11.0% senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC and Burger King Capital Finance, Inc., our wholly-owned indirect subsidiaries.

As of March 31, 2014, we were in compliance with all covenants of the 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes, and there were no limitations on our ability to draw on the availability under our 2012 Revolving Credit Facility.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $125.3 million for the three months ended March 31, 2014, compared to $78.9 million during the same period in the prior year. The increase in cash provided by operating activities was driven primarily by an increase in net income, excluding non-cash adjustments, and changes in working capital.

Investing Activities

Cash used for investing activities was $4.2 million for the three months ended March 31, 2014, compared to cash provided by investing activities of $6.3 million during the same period in the prior year. The change in investing activities was driven primarily by a decrease in proceeds from refranchisings, net, with payments being made in 2014, partially offset by a decrease in capital expenditures.

Financing Activities

Cash used for financing activities was $43.7 million for the three months ended March 31, 2014, compared to $29.5 million during the same period in the prior year. The increase in cash used for financing activities was driven primarily as a result of higher dividend payments and higher scheduled debt principal payments.

Dividends

On February 12, 2014, our board declared a cash dividend of $0.07 per share, which was paid on March 12, 2014 to shareholders of record on February 26, 2014. On April 24, 2014, our board declared a cash dividend of $0.07 per share, payable on May 27, 2014 to shareholders of record at the close of business on May 12, 2014. Future dividends will be determined at the discretion of the Board of Directors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of March 31, 2014, we estimate it will take approximately 18 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of March 31, 2014, there were $125.7 million of loans outstanding to franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $202.5 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $32.5 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded. As of March 31, 2014, the liability reflecting the fair value of these guarantee obligations was $5.3 million. No significant payments have been made by us in connection with these guarantees through March 31, 2014.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on February 21, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2014 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of March 31, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – Other Information

Item 1. Legal Proceedings

Jay Clogg Realty Group, Inc. v. Burger King Corporation, Civ. Action No. 8-13-CV-00662 (U.S. District Court for the District of Maryland). On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff is seeking monetary damages and injunctive relief. In April 2014, the court denied BKC’s motion to dismiss and it is anticipated that the parties will proceed with discovery. BKC will vigorously contest liability and class certification.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2013, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. No shares were repurchased during the three months ended March 31, 2014.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 27, 2014, the Compensation Committee of the Board (the “Compensation Committee”) approved an increase in the base salary of Joshua Kobza, our Chief Financial Officer, effective February 7, 2014, from $350,000 to $385,000 and an increase in his target bonus percentage from 120% to 140% of his base salary, in recognition of his expanded responsibilities in the area of development. On January 27, 2014, the Compensation Committee approved discretionary awards of 400,000 stock options, 300,000 stock options, 180,000 stock options and 80,000 stock options to Daniel Schwartz, our Chief Executive Officer, Mr. Kobza, Jose Cil, Executive Vice President and President, EMEA, and Heitor Goncalves, Executive Vice President and Chief Information, Performance and People Officer, respectively, for exemplary performance. The options, which were granted on March 7, 2014, have an exercise price of $27.28 and will cliff vest on March 7, 2019.

As part of our commitment to partnering with our executives, we provide our employees at the level of director and above, including our named executive officers, the ability to use either 25% or 50% of their calculated net non-equity incentive compensation for the year (after deducting an amount based on a theoretical tax determined based on the employee’s country of residence) to purchase shares of the Company (we refer to these purchased shares as “Investment Shares”) and leverage that investment through the issuance of matching stock options. Employees who elect to purchase Investment Shares also receive stock options, called Bonus Matching Options, based on the percentage of their non-equity incentive compensation converted to Investment Shares and their level within the organization. For the 2013 Bonus Swap Program, employees who elected to use 50% of their calculated net non-equity incentive compensation to purchase Investment Shares also received additional stock options, called Additional Bonus Matching Options, in the same number as the Bonus Match Options. The Bonus Matching Options are subject to proportionate forfeiture if an employee sells the related Investment Shares prior to the vesting date. On January 27, 2014, the Compensation Committee approved a change to the 2013 Bonus Swap Program to make the Additional Bonus Matching Options subject to 100% forfeiture if an employee sells any Investment Shares prior to the vesting date.

On January 27, 2014, the Compensation Committee approved grants of Bonus Matching Options and Additional Bonus Matching Options to the participants in the 2013 Bonus Swap Program, including named executive officers. The following options, which were granted on March 7, 2014, have an exercise price of $27.28 and will cliff vest on December 31, 2018:

	2013 Bonus	2013 Additional Bonus
NEO	Matching Option	Matching Option
Daniel Schwartz	47,654	47,653
Joshua Kobza	16,496	16,495
Jose Cil	29,326	29,325
Heitor Goncalves	20,894	20,894

On January 27, 2014, the Compensation Committee approved the 2014 Bonus Swap Program on substantially the same terms as the 2013 Bonus Swap Program.

On January 27, 2014, the Compensation Committee approved an umbrella plan which establishes a maximum amount the named executive officers and other persons covered by Section 16(b) of the Securities Exchange Act of 1934, as amended, are eligible to receive as a cash incentive payment under the Company’s 2014 annual bonus plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended. The maximum bonus opportunity for 2014 is the lesser of $10 million or 5% of the Company’s EBITDA for the CEO and 4% of EBITDA for the CEO’s direct reports and certain other senior executives. The 2014 bonus targets approved by the Board on December 5, 2013 will serve as a guideline to the Compensation Committee in exercising its negative discretion for determining the actual amount of each executive’s cash incentive payment for 2014, if any.

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

BURGER KING WORLDWIDE, INC. (Registrant)

Date: April 25, 2014	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document