Form 10-Q
period 2014-06-30
Burger King Worldwide, Inc.
filed 2014-08-01
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were 352,280,790 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I — Financial Information

Item1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	As of
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$904.7	$786.9
Trade and notes receivable, net	170.4	179.7
Prepaids and other current assets, net	82.4	69.8
Deferred income taxes, net	20.0	38.0

Total current assets	1,177.5	1,074.4

Property and equipment, net of accumulated depreciation of $209.7 million and $187.9 million, respectively	786.1	801.5
Intangible assets, net	2,773.7	2,796.0
Goodwill	629.0	630.0
Net investment in property leased to franchisees	151.4	163.1
Other assets, net	236.4	363.5

Total assets	$5,754.1	$5,828.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$24.1	$31.1
Accrued advertising	72.8	56.5
Other accrued liabilities	156.4	177.0
Current portion of long term debt and capital leases	94.1	81.4

Total current liabilities	347.4	346.0

Term debt, net of current portion	2,860.0	2,880.2
Capital leases, net of current portion	70.0	75.4
Other liabilities, net	300.8	317.9
Deferred income taxes, net	638.4	692.8

Total liabilities	4,216.6	4,312.3

Guarantees, Commitments and Contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 352,280,790 shares issued at June 30, 2014; 352,161,950 shares issued at December 31, 2013;	3.5	3.5
Additional paid-in capital	1,249.0	1,239.9
Retained earnings	311.7	225.5
Accumulated other comprehensive income (loss)	(19.4)	54.6
Treasury stock, at cost; 345,286 shares at June 30, 2014 and 345,286 shares at December 31, 2013	(7.3)	(7.3)

Total stockholders’ equity	1,537.5	1,516.2

Total liabilities and stockholders’ equity	$5,754.1	$5,828.5

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Franchise and property revenues	$242.9	$225.6	$465.3	$432.2
Company restaurant revenues	18.3	52.7	36.8	173.8

Total revenues	261.2	278.3	502.1	606.0

Franchise and property expenses	35.7	36.7	73.1	73.0
Company restaurant expenses	15.7	46.6	31.2	154.7
Selling, general and administrative expenses	47.0	61.5	95.2	128.2
Other operating expenses (income), net	11.3	0.3	19.8	14.5

Total operating costs and expenses	109.7	145.1	219.3	370.4

Income from operations	151.5	133.2	282.8	235.6
Interest expense, net	50.6	50.0	100.6	99.1

Income before income taxes	100.9	83.2	182.2	136.5
Income tax expense	25.8	20.3	46.7	37.8

Net income	$75.1	$62.9	$135.5	$98.7

Earnings per share:
Basic	$0.21	$0.18	$0.38	$0.28
Diluted	$0.21	$0.18	$0.38	$0.28
Weighted average shares outstanding
Basic	352.3	350.9	352.3	350.7
Diluted	359.4	357.7	359.3	357.4
Dividends per common share	$0.07	$0.06	$0.14	$0.11

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$75.1	$62.9	$135.5	$98.7

Foreign currency translation adjustment	(9.1)	17.4	(9.7)	(13.0)
Reclassification of foreign currency translation adjustment into net income	—	(3.0)	—	(3.0)
Net change in fair value of net investment hedges (net of tax of $0.9, $2.1, $0.7 and $2.9)	1.2	(3.3)	1.0	4.5
Net change in fair value of interest rate caps/swaps (net of tax of $20.7, $39.7, $42.4 and $49.3)	(32.7)	61.6	(66.9)	76.4
Amounts reclassified to earnings of cash flow hedges (net of tax of $0.8, $0.5, $1.6 and $1.0)	1.4	0.9	2.6	1.6
Pension and post-retirement benefit plans (net of tax of $0, $0, $0 and $0.3)	—	—	—	0.3
Amortization of prior service costs (net of tax of $0.4, $0.3, $0.6 and $0.6)	(0.4)	(0.5)	(0.9)	(0.7)
Amortization of actuarial losses (net of tax of $0, $0.1, $0 and $0.3)	(0.1)	0.1	(0.1)	0.3

Other comprehensive income (loss)	(39.7)	73.2	(74.0)	66.4

Total comprehensive income	$35.4	$136.1	$61.5	$165.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$135.5	$98.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.2	32.6
Amortization of deferred financing costs and debt issuance discount	30.1	27.5
Equity in net loss from unconsolidated affiliates	9.9	6.8
(Gain) loss on remeasurement of foreign denominated transactions	(2.3)	3.0
Amortization of defined benefit pension and postretirement items	(1.6)	(0.7)
Realized loss on terminated caps/swaps	4.2	2.8
Net losses (gains) on refranchisings and dispositions of assets	3.6	(2.1)
Bad debt (recoveries) expense, net	(0.2)	2.2
Share-based compensation expense	6.0	4.8
Deferred income taxes	5.0	22.2
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	11.4	0.7
Prepaids and other current assets	7.7	0.7
Accounts and drafts payable	(8.4)	(19.8)
Accrued advertising	(13.1)	0.2
Other accrued liabilities	4.8	(35.7)
Other long-term assets and liabilities	(11.7)	(13.7)

Net cash provided by operating activities	213.1	130.2

Cash flows from investing activities:
Payments for property and equipment	(7.2)	(8.6)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	(6.8)	48.6
Payments for acquired franchisee operations, net of cash acquired	—	(11.9)
Return of investment on direct financing leases	7.7	8.1
Other investing activities	(0.3)	—

Net cash (used for) provided by investing activities	(6.6)	36.2

Cash flows from financing activities:
Repayments of term debt and capital leases	(38.3)	(25.3)
Dividends paid on common stock	(49.3)	(38.6)
Proceeds from stock option exercises	—	2.5
Excess tax benefits from share-based compensation	—	3.5

Net cash used for financing activities	(87.6)	(57.9)

Effect of exchange rates on cash and cash equivalents	(1.1)	(1.1)
Increase in cash and cash equivalents	117.8	107.4
Cash and cash equivalents at beginning of period	786.9	546.7

Cash and cash equivalents at end of period	$904.7	$654.1

Supplemental cashflow disclosures:
Interest paid	$68.0	$69.5
Income taxes paid	$19.0	$14.7
Non-cash investing and financing activities:
Investment in unconsolidated affiliates	$—	$17.8
Acquisition of property with capital lease obligations	$—	$0.9

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions unless noted otherwise)

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

Note 2. New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under this guidance, only disposals of a component of an entity that represent a major strategic shift on an entity’s operations and financial results shall be reported in discontinued operations. The guidance also requires the presentation as discontinued operation for an entity that, on acquisition, meets the criteria to be classified as held for sale. In addition, the update expands disclosures for discontinued operations, requires new disclosures regarding disposals of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands disclosures about an entity’s significant continuing involvement with a discontinued

operation. The accounting standards update is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We early adopted the provisions of this accounting standards update and it did not have a significant impact on our condensed consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends accounting guidance on revenue recognition. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The accounting standards update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting standards update on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the accounting standards update on our ongoing financial reporting.

Note 3. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	June 30, 2014	December 31, 2013
Prepaid expenses	$55.9	$34.2
Refundable and prepaid income taxes	9.7	25.3
Inventories	0.7	1.2
Deferred financing costs - current	9.1	9.1
Other current assets	7.0	—

Prepaids and other current assets	$82.4	$69.8

Note 4. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$490.2	$(76.3)	$413.9	$491.3	$(66.0)	$425.3
Favorable leases	158.2	(55.5)	102.7	158.4	(48.5)	109.9

Subtotal	648.4	(131.8)	516.6	649.7	(114.5)	535.2

Indefinite lived intangible assets - Brand	$2,257.1	$—	$2,257.1	$2,260.8	$—	$2,260.8

Intangible assets, net			$2,773.7			$2,796.0

Goodwill	$629.0			$630.0

We recorded amortization expense on intangible assets of $8.8 million for the three months ended June 30, 2014 and $8.8 million for the same period in the prior year. We recorded amortization expense on intangible assets of $17.6 million for the six months ended June 30, 2014 and $18.4 million for the same period in the prior year. The change in the Brand and goodwill balance for the six months ended June 30, 2014 was due to foreign currency translation effect.

Note 5. Other assets, net

Other assets, net consist of the following:

	As of
	June 30, 2014	December 31, 2013
Derivative assets	$64.9	$174.1
Equity method investments	91.4	102.0
Deferred financing costs - noncurrent	31.0	35.5
Other	49.1	51.9

Other assets, net	$236.4	$363.5

Note 6. Equity Method Investments

The carrying amount of all our equity method investments was $91.4 million as of June 30, 2014 and $102.0 million as of December 31, 2013 and is included as a component of other assets, net in our condensed consolidated balance sheets. The entities in which we have an equity interest own or franchise Burger King restaurants or lease Burger King restaurants to franchisees. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues from affiliates:
Franchise royalties	$21.2	$17.7	$39.8	$31.0
Property revenues	6.5	6.6	12.7	12.8
Franchise fees and other revenue	2.2	1.7	3.3	2.2

Total	$29.9	$26.0	$55.8	$46.0

At June 30, 2014 and December 31, 2013, we had $15.7 million and $18.1 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

Note 7. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities and other liabilities, net consist of the following:

	As of
	June 30, 2014	December 31, 2013
Current:
Accrued compensation and benefits	$20.4	$30.9
Gift card liabilities	15.4	22.0
Deferred income - current	14.7	15.7
Restructuring and other provisions	13.9	15.3
Interest payable	16.9	16.9
Closed property reserve	14.0	11.5
Lease liability - current portion	6.2	9.8
Other	54.9	54.9

Other accrued liabilities	$156.4	$177.0

Non-current:
Unfavorable leases	$108.1	$116.6
Lease liability - noncurrent	38.5	38.6
Accrued pension	34.6	37.4
Income tax payable	32.3	31.6
Derivative liabilities	24.0	25.9
Deferred income - noncurrent	16.0	13.2
Casualty insurance - noncurrent	10.8	13.1
Other	36.5	41.5

Other liabilities, net	$300.8	$317.9

Note 8. Long-Term Debt

Long-term debt consists of the following:

				Interest rates (a)
		As of		Three Months Ended		Six Months Ended
	Maturity dates	June 30, 2014	December 31, 2013	June 30,		June 30,
				2014	2013	2014	2013
Tranche A Term Loans	2017	$965.6	$991.4	3.3%	3.2%	3.3%	3.2%
Tranche B Term Loans (b)	2019	686.6	689.4	4.6%	4.6%	4.6%	4.6%
9 7⁄8% Senior Notes	2018	794.5	794.5	10.1%	10.1%	10.1%	10.1%
11.0% Discount Notes (c)	2019	478.0	453.1	11.5%	11.5%	11.5%	11.5%
Deferred Premiums on interest rate caps	2016	18.4	22.0	2.5%	2.5%	2.5%	2.5%
Other	N/A	0.7	0.7

Total debt		2,943.8	2,951.1
Less: current maturities of debt		(83.8)	(70.9)

Total long-term debt		$2,860.0	$2,880.2

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented net of a discount of $6.1 million at June 30, 2014 and $6.7 million at December 31, 2013.
(c)	Principal face amount herein is presented net of a discount of $101.1 million at June 30, 2014 and $126.0 million at December 31, 2013.

2012 Revolving Credit Facility

As of June 30, 2014, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of the 2012 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of June 30, 2014, we had no letters of credit issued against the 2012 Revolving Credit Facility and our borrowing capacity was $130.0 million.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tranche A Term Loans	$6.2	$6.6	$12.4	$13.2
Tranche B Term Loans	6.6	6.6	13.1	13.2
Interest Rate Caps	2.4	1.6	4.5	3.0
9 7⁄8% Senior Notes	19.6	19.6	39.2	39.2
11.0% Discount Notes	12.6	11.4	24.9	22.4
Amortization of deferred financing costs and debt issuance discount	2.6	2.6	5.2	5.1
Capital lease obligations	1.3	1.7	2.7	3.3
Other	0.4	0.5	0.6	0.8
Interest income	(1.1)	(0.6)	(2.0)	(1.1)

Total	$50.6	$50.0	$100.6	$99.1

Note 9. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.5	1.5	1.6
Costs and taxes related to foreign operations	3.3	5.3	3.2	5.2
Foreign tax rate differential	(17.9)	(14.9)	(17.9)	(14.8)
Change in valuation allowance	2.9	(2.2)	2.9	(1.0)
Change in accrual for tax uncertainties	0.4	0.9	0.4	2.1
Other	0.4	(1.2)	0.5	(0.4)

Effective income tax rate	25.6%	24.4%	25.6%	27.7%

Note 10. Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

	Gains(Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$68.8	$16.0	$(30.2)	$54.6
Foreign currency translation adjustment	—	—	(9.7)	(9.7)
Net change in fair value of net investment hedges, net of tax	1.0	—	—	1.0
Net change in fair value of interest rate caps/swaps, net of tax	(66.9)	—	—	(66.9)
Amounts reclassified to earnings of cash flow hedges, net of tax	2.6	—	—	2.6
Amortization of prior service costs, net of tax	—	(0.9)	—	(0.9)
Amortization of actuarial losses, net of tax	—	(0.1)	—	(0.1)

Balances at June 30, 2014	$5.5	$15.0	$(39.9)	$(19.4)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

		Amounts Reclassified from AOCI		Amounts Reclassified from AOCI
Details about AOCI Components	Affected Line Item in the Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013

Gains (Losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(2.2)	$(1.4)	$(4.2)	$(2.6)
	Income tax (expense) benefit	0.8	0.5	1.6	1.0

	Net of tax	(1.4)	(0.9)	(2.6)	(1.6)

Defined benefit pension plan items:
Amortization of prior service costs	SG&A (1)	$0.8	$0.8	$1.5	$1.3
Amortization of actuarial gains (losses)	SG&A (1)	0.1	(0.2)	0.1	(0.6)

	Total before tax	0.9	0.6	1.6	0.7
	Income tax (expense) benefit	(0.4)	(0.2)	(0.6)	(0.3)

	Net of tax	$0.5	$0.4	$1.0	$0.4

Foreign currency translation adjustment into net income:
Sale of foreign entity	Other operating expenses (income), net	—	(3.0)	—	(3.0)

Total reclassifications	Net of tax	$(0.9)	$(3.5)	$(1.6)	$(4.2)

(1)	Refers to selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 11. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under our Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014			Fair Value Measurements at December 31, 2013
	Balance Sheet Location	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Other assets, net	$—	$1.9	$1.9	$—	$4.2	$4.2
Forward-starting interest rate swaps	Other assets, net	—	63.0	63.0	—	169.9	169.9
Other:
Investments held in a rabbi trust	Other assets, net	6.7	—	6.7	8.9	—	8.9

Total assets at fair value		$6.7	$64.9	$71.6	$8.9	$174.1	$183.0

Liabilities:
Derivatives designated as net investment hedges:
Cross-currency rate swaps	Other liabilities, net	$—	$24.0	$24.0	$—	$25.9	$25.9
Other:
ERP liabilities	Other accrued liabilities	—	1.4	1.4	—	2.8	2.8
ERP liabilities	Other liabilities, net	—	5.3	5.3	—	6.0	6.0

Total liabilities at fair value		$—	$30.7	$30.7	$—	$34.7	$34.7

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

At June 30, 2014, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2013, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes and Discount Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Brand and other intangible assets.

Note 12. Derivative Instruments

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 11 for fair value measurements of our derivative instruments.

Interest Rate Caps

We have entered into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. At June 30, 2014 and December 31, 2013, we had interest rate cap agreements (notional amount of $1.1 billion and $1.2 billion, respectively) (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a weighted-average rate of 1.75%. The six year Cap Agreements are a series of individual caplets that reset and settle quarterly through October 19, 2016 consistent with the payment dates of our LIBOR-based term debt.

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

Cross-currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries. At June 30, 2014, we had outstanding cross-currency rate swaps with an aggregate notional value of $430.0 million to hedge a portion of the net investment in our Switzerland subsidiary, Burger King Europe GmbH. A total notional value of $230.0 million of these swaps are contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and mature on October 19, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and mature on September 28, 2017. These cross-currency rate swaps also require the exchange of Euros and U.S. dollar principal payments upon maturity. Changes in the fair value of these instruments are recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Forward-Starting Interest Rate Swaps

At June 30, 2014, we had outstanding three forward-starting interest rate swaps with a total notional value of $2.3 billion to hedge the variability of forecasted interest payments attributable to changes in LIBOR. The forward-starting interest rate swaps effectively fix LIBOR on $1.0 billion of floating-rate debt beginning 2015 and an additional $1.3 billion of floating-rate debt starting 2016. The hedges have a seven year maturity. We account for these hedges as cash flow hedges, and as such, the effective portion of unrealized changes in market value has been recorded in AOCI and is reclassified to income during the period in which the hedge transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. The forward currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other (income) expense, net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At June 30, 2014, we had no outstanding foreign currency forward contracts.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Interest rate caps	$(1.8)	$3.5	$(2.3)	$3.3
Forward-starting interest rate swaps	$(51.6)	$97.8	$(107.0)	$122.4

Derivatives designated as net investment hedges:
Cross-currency rate swaps	$2.1	$(5.3)	$1.7	$7.5

	Gain (Loss) Reclassified from AOCI into Interest Expense, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Interest rate caps	$(2.2)	$(1.4)	$(4.2)	$(2.6)

	Gain (Loss) Recognized in Other Operating Expenses (Income), Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$—	$(0.4)	$—	$(0.9)

The net amount of pre-tax gains and losses included in AOCI as of June 30, 2014 that we expect to be reclassified into earnings within the next 12 months is $11.2 million of losses.

Note 13. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to the Company and its subsidiaries under the terms of various share-based compensation plans.

During the six months ended June 30, 2014, approximately 3,622,000 stock options were granted. These awards generally cliff vest five years from the original grant date and expire ten years following the grant date.

We recorded $3.2 million of share-based compensation expense in selling, general and administrative expenses for the three months ended June 30, 2014 compared to $2.7 million for the three months ended June 30, 2013. We recorded $6.0 million of share-based compensation expense in selling, general and administrative expenses for the six months ended June 30, 2014 compared to $4.8 million for the six months ended June 30, 2013.

Note 14. Earnings Per Share

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

Basic and diluted earnings per share are as follows (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$75.1	$62.9	$135.5	$98.7
Denominator:
Weighted average shares - basic	352.3	350.9	352.3	350.7
Effect of dilutive securities	7.1	6.8	7.0	6.7

Weighted average shares - diluted	359.4	357.7	359.3	357.4

Basic earnings per share	$0.21	$0.18	$0.38	$0.28
Diluted earnings per share	$0.21	$0.18	$0.38	$0.28
Anti-dilutive stock options outstanding	3.6	2.9	3.6	2.9

Note 15. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Franchise royalties	$174.3	$165.3	$334.6	$314.2
Property revenues	54.3	53.3	107.8	104.9
Franchise fees and other revenue	14.3	7.0	22.9	13.1

Franchise and property revenues	$242.9	$225.6	$465.3	$432.2

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of Company restaurants:
Restaurant count at December 31, 2013	52	—	—	—	52
Openings	—	—	—	—	—
Closures	—	—	—	—	—

Restaurant count at June 30, 2014	52	—	—	—	52

Number of franchise restaurants:
Restaurant count at December 31, 2013	7,384	3,450	1,550	1,231	13,615
Openings	28	147	50	80	305
Closures	(93)	(41)	(17)	(13)	(164)

Restaurant count at June 30, 2014	7,319	3,556	1,583	1,298	13,756

Number of system-wide restaurants:
Restaurant count at December 31, 2013	7,436	3,450	1,550	1,231	13,667
Openings	28	147	50	80	305
Closures	(93)	(41)	(17)	(13)	(164)

Restaurant count at June 30, 2014	7,371	3,556	1,583	1,298	13,808

Note 16. Company restaurant expenses

Company restaurant expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Food, paper and product costs	$5.5	$16.8	$11.1	$55.3
Payroll and employee benefits	5.6	16.7	11.1	54.2
Occupancy and other operating costs	4.6	13.1	9.0	45.2

Company restaurant expenses	$15.7	$46.6	$31.2	$154.7

Note 17. Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$5.1	$(4.3)	$7.9	$0.3
Litigation settlements and reserves, net	2.1	0.4	2.2	0.5
Foreign exchange net (gains) losses	(2.9)	2.3	(2.5)	5.6
Equity in net loss from unconsolidated affiliates	5.9	1.6	9.9	6.8
Other, net	1.1	0.3	2.3	1.3

Other operating expenses (income), net	$11.3	$0.3	$19.8	$14.5

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods. Equity in net loss from unconsolidated affiliates reflects our share of investee net income or loss.

During the three months ended June 30, 2014, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $1.9 million in net losses associated with refranchisings and $3.2 million of net losses associated with asset disposals and restaurant closures. During the three months ended June 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $6.5 million of net gains associated with refranchisings, $1.0 million of net losses from sale of subsidiaries and $1.2 million of net losses associated with asset disposals and restaurant closures.

During the six months ended June 30, 2014, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $2.3 million in net losses associated with refranchisings and $5.6 million of net losses associated with asset disposals and restaurant closures. During the six months ended June 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $2.7 million of net gains associated with refranchisings, $1.0 million of net losses from sale of subsidiaries and $2.0 million of net losses associated with asset disposals and restaurant closures.

Note 18. Guarantees, Commitments and Contingencies

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

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. The Company has an estimated liability of approximately $11.7 million as of June 30, 2014, representing the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters.

Guarantees

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of June 30, 2014, there were $125.5 million of loans outstanding to franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $202.5 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $32.5 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded. As of June 30, 2014, the liability reflecting the fair value of these guarantee obligations was $5.1 million. No significant payments have been made by us in connection with these guarantees through June 30, 2014.

Note 19. Segment Reporting

We operate in the fast food hamburger restaurant category of the quick service restaurant segment of the restaurant industry. Revenues include franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees, property income we derive from properties we lease or sublease to our franchisees and retail sales at Company restaurants. Our business is managed in four distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa (“EMEA”); (3) Latin America and the Caribbean (“LAC”); and (4) Asia Pacific (“APAC”).

Revenues by geographic segment consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
U.S. and Canada	$158.9	$164.1	$308.2	$337.5
EMEA	67.4	82.9	128.4	194.4
LAC	19.3	17.5	36.3	47.1
APAC	15.6	13.8	29.2	27.0

Total revenues	$261.2	$278.3	$502.1	$606.0

Only the U.S. represented more than 10% of our total revenues during the three and six months ended June 30, 2014 and only the U.S. and Germany represented more than 10% of our total revenues during the three and six months ended June 30, 2013. Revenues in the U.S. totaled $151.8 million for the three months ended June 30, 2014, compared to $150.2 million for the three months ended June 30, 2013. Revenues in the U.S. totaled $294.5 million for the six months ended June 30, 2014, compared to $291.1 million for the six months ended June 30, 2013. Revenues in Germany totaled $28.2 million for the three months ended June 30, 2013 and $83.1 million for the six months ended June 30, 2013.

The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

Our measure of segment income is adjusted EBITDA. Adjusted EBITDA represents earnings (net income or loss) before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations and assists management in comparing segment performance by removing the impact of certain items that management believes do not reflect our core operations. A reconciliation of segment income to net income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Income:
U.S. and Canada	$113.3	$107.5	$215.9	$205.0
EMEA	53.0	45.0	101.1	87.3
LAC	17.4	15.5	32.3	30.6
APAC	13.5	11.4	25.2	21.8
Unallocated Management G&A	(14.4)	(16.9)	(32.0)	(37.2)

Adjusted EBITDA	182.8	162.5	342.5	307.5
Share-based compensation and non-cash incentive compensation expense	4.2	3.2	7.7	5.9
Global portfolio realignment project costs	—	9.8	—	18.9
Other operating expenses (income), net	11.3	0.3	19.8	14.5

EBITDA	167.3	149.2	315.0	268.2
Depreciation and amortization	15.8	16.0	32.2	32.6

Income from operations	151.5	133.2	282.8	235.6
Interest expense, net	50.6	50.0	100.6	99.1
Income tax expense	25.8	20.3	46.7	37.8

Net income	$75.1	$62.9	$135.5	$98.7

Note 20. Supplemental Financial Information

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of June 30, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1.8	$—	$598.5	$—	$304.4	$—	$904.7
Trade and notes receivable, net	5.4	—	112.4	—	52.6	—	170.4
Prepaids and other current assets, net	—	2.5	60.3	—	19.6	—	82.4
Deferred income taxes, net	2.3	—	15.4	—	2.3	—	20.0

Total current assets	9.5	2.5	786.6	—	378.9	—	1,177.5

Property and equipment, net	—	—	720.8	—	65.3	—	786.1
Intangible assets, net	—	—	1,519.0	—	1,254.7	—	2,773.7
Goodwill	—	—	359.6	—	269.4	—	629.0
Net investment in property leased to franchisees	—	—	140.8	—	10.6	—	151.4
Intercompany receivable	10.8	17.2	60.1	—	—	(88.1)	—
Investment in subsidiaries	1,514.0	1,966.6	1,746.7	1,966.6	—	(7,193.9)	—
Other assets, net	—	5.4	167.9	—	63.1	—	236.4

Total assets	$1,534.3	$1,991.7	$5,501.5	$1,966.6	$2,042.0	$(7,282.0)	$5,754.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$17.1	$—	$7.0	$—	$24.1
Accrued advertising	—	—	57.1	—	15.7	—	72.8
Other accrued liabilities	—	—	111.9	—	44.5	—	156.4
Current portion of long term debt and capital leases	—	—	90.9	—	3.2	—	94.1

Total current liabilities	—	—	277.0	—	70.4	—	347.4

Term debt, net of current portion	—	478.0	2,382.0	—	—	—	2,860.0
Capital leases, net of current portion	—	—	54.1	—	15.9	—	70.0
Other liabilities, net	0.7	—	271.0	—	29.1	—	300.8
Payables to affiliates	—	—	—	—	88.1	(88.1)	—
Deferred income taxes, net	(3.9)	(0.3)	550.8	—	91.8	—	638.4

Total liabilities	(3.2)	477.7	3,534.9	—	295.3	(88.1)	4,216.6

Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,249.0	1,182.9	1,532.9	1,533.9	1,330.4	(5,580.1)	1,249.0
Retained earnings	311.7	350.5	453.1	452.1	452.3	(1,708.0)	311.7
Accumulated other comprehensive income (loss)	(19.4)	(19.4)	(19.4)	(19.4)	(36.0)	94.2	(19.4)
Treasury stock, at cost	(7.3)	—	—	—	—	—	(7.3)

Total stockholders’ equity	1,537.5	1,514.0	1,966.6	1,966.6	1,746.7	(7,193.9)	1,537.5

Total liabilities and stockholders’ equity	$1,534.3	$1,991.7	$5,501.5	$1,966.6	$2,042.0	$(7,282.0)	$5,754.1

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

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$155.9	$—	$87.0	$—	$242.9
Company restaurant revenues	—	—	18.3	—	—	—	18.3

Total revenues	—	—	174.2	—	87.0	—	261.2

Franchise and property expenses	—	—	25.3	—	10.4	—	35.7
Company restaurant expenses	—	—	15.7	—	—	—	15.7
Selling, general and administrative expenses	—	—	33.1	—	13.9	—	47.0
Intercompany expenses	—	—	(2.5)	—	2.5	—	—
Other operating expenses (income), net	—	—	5.3	—	6.0	—	11.3

Total operating costs and expenses	—	—	76.9	—	32.8	—	109.7

Income (loss) from operations	—	—	97.3	—	54.2	—	151.5
Interest expense, net	—	12.8	37.5	—	0.3	—	50.6

Income (loss) before income taxes	—	(12.8)	59.8	—	53.9	—	100.9
Income tax expense (benefit)	—	(3.3)	15.0	—	14.1	—	25.8

Income (loss) from continuing operations	—	(9.5)	44.8	—	39.8	—	75.1
Equity in earnings of subsidiaries	75.1	84.6	39.8	84.6	—	(284.1)	—

Net income (loss)	$75.1	$75.1	$84.6	$84.6	$39.8	$(284.1)	$75.1

Total comprehensive income (loss)	$35.4	$35.4	$44.9	$44.9	$30.7	$(155.9)	$35.4

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$299.7	$—	$165.6	$—	$465.3
Company restaurant revenues	—	—	36.8	—	—	—	36.8

Total revenues	—	—	336.5	—	165.6	—	502.1

Franchise and property expenses	—	—	51.9	—	21.2	—	73.1
Company restaurant expenses	—	—	31.2	—	—	—	31.2
Selling, general and administrative expenses	—	—	69.6	—	25.6	—	95.2
Intercompany expenses	—	—	(3.1)	—	3.1	—	—
Other operating expenses, net	—	—	11.7	—	8.1	—	19.8

Total operating costs and expenses	—	—	161.3	—	58.0	—	219.3

Income (loss) from operations	—	—	175.2	—	107.6	—	282.8
Interest expense, net	—	25.3	74.7	—	0.6	—	100.6

Income (loss) before income taxes	—	(25.3)	100.5	—	107.0	—	182.2
Income tax expense (benefit)	—	(6.6)	25.5	—	27.8	—	46.7

Income (loss) from continuing operations	—	(18.7)	75.0	—	79.2	—	135.5
Equity in earnings of subsidiaries	135.5	154.2	79.2	154.2	—	(523.1)	—

Net income (loss)	$135.5	$135.5	$154.2	$154.2	$79.2	$(523.1)	$135.5

Total comprehensive income (loss)	$61.5	$61.5	$80.2	$80.2	$69.5	$(291.4)	$61.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$150.6	$—	$75.0	$—	$225.6
Company restaurant revenues	—	—	19.4	—	33.3	—	52.7
Intercompany revenues	—	—	0.1	—	(0.1)	—	—

Total revenues	—	—	170.1	—	108.2	—	278.3

Franchise and property expenses	—	—	25.8	—	10.9	—	36.7
Company restaurant expenses	—	—	17.5	—	29.1	—	46.6
Selling, general and administrative expenses	—	—	42.8	—	18.7	—	61.5
Intercompany expenses	—	—	0.4	—	(0.4)	—	—
Other operating expenses (income), net	—	—	2.8	—	(2.5)	—	0.3

Total operating costs and expenses	—	—	89.3	—	55.8	—	145.1

Income (loss) from operations	—	—	80.8	—	52.4	—	133.2
Interest expense, net	—	11.5	37.7	—	0.8	—	50.0

Income (loss) before income taxes	—	(11.5)	43.1	—	51.6	—	83.2
Income tax expense (benefit)	—	(3.1)	10.4	—	13.0	—	20.3

Income (loss) from continuing operations	—	(8.4)	32.7	—	38.6	—	62.9
Equity in earnings of subsidiaries	62.9	71.3	38.6	71.3	—	(244.1)	—

Net income (loss)	$62.9	$62.9	$71.3	$71.3	$38.6	$(244.1)	$62.9

Total comprehensive income (loss)	$136.1	$136.1	$144.5	$144.5	$56.0	$(481.1)	$136.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$288.5	$—	$143.7	$—	$432.2
Company restaurant revenues	—	—	38.5	—	135.3	—	173.8
Intercompany revenues	—	—	1.6	—	(1.6)	—	—

Total revenues	—	—	328.6	—	277.4	—	606.0

Franchise and property expenses	—	—	52.2	—	20.8	—	73.0
Company restaurant expenses	—	—	34.3	—	120.4	—	154.7
Selling, general and administrative expenses	—	—	87.2	—	41.0	—	128.2
Intercompany expenses	—	—	(0.3)	—	0.3	—	—
Other operating expenses (income), net	—	—	14.2	—	0.3	—	14.5

Total operating costs and expenses	—	—	187.6	—	182.8	—	370.4

Income (loss) from operations	—	—	141.0	—	94.6	—	235.6
Interest expense, net	—	22.7	74.2	—	2.2	—	99.1

Income (loss) before income taxes	—	(22.7)	66.8	—	92.4	—	136.5
Income tax expense (benefit)	—	(6.1)	19.0	—	24.9	—	37.8

Income (loss) from continuing operations	—	(16.6)	47.8	—	67.5	—	98.7
Equity in earnings of subsidiaries	98.7	115.3	67.5	115.3	—	(396.8)	—

Net income (loss)	$98.7	$98.7	$115.3	$115.3	$67.5	$(396.8)	$98.7

Total comprehensive income (loss)	$165.1	$165.1	$181.7	$181.7	$54.5	$(583.0)	$165.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$135.5	$135.5	$154.2	$154.2	$79.2	$(523.1)	$135.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(135.5)	(154.2)	(79.2)	(154.2)	—	523.1	—
Depreciation and amortization	—	—	24.3	—	7.9	—	32.2
Amortization of deferred financing cost and debt issuance discount	—	25.3	4.8	—	—	—	30.1
Equity in net loss from unconsolidated affiliates	—	—	5.0	—	4.9	—	9.9
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(1.8)	—	(0.5)	—	(2.3)
Amortization of defined benefit pension and postretirement items	—	—	(1.5)	—	(0.1)	—	(1.6)
Realized loss on terminated caps/swaps	—	—	4.2	—	—	—	4.2
Net loss (gain) on refranchisings and dispositions of assets	—	—	5.0	—	(1.4)	—	3.6
Bad debt (recoveries) expense, net	—	—	(0.3)	—	0.1	—	(0.2)
Share-based compensation expense	—	—	4.7	—	1.3	—	6.0
Deferred income taxes	—	—	4.6	—	0.4	—	5.0
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	(5.4)	—	17.6	—	(0.8)	—	11.4
Prepaids and other current assets	—	—	9.7	—	(2.0)	—	7.7
Accounts and drafts payable	—	—	(5.5)	—	(2.9)	—	(8.4)
Accrued advertising	—	—	(1.9)	—	(11.2)	—	(13.1)
Other accrued liabilities	—	—	7.0	—	(2.2)	—	4.8
Other long-term assets and liabilities	—	—	(13.4)	—	1.7	—	(11.7)

Net cash provided by (used for) operating activities	(5.4)	6.6	137.5	—	74.4	—	213.1

Cash flows from investing activities:
Payments for property and equipment	—	—	(7.2)	—	—	—	(7.2)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	—	—	2.0	—	(8.8)	—	(6.8)
Return of investment on direct financing leases	—	—	7.2	—	0.5	—	7.7
Other investing activities	—	—	(0.3)	—	—	—	(0.3)

Net cash provided by (used for) investing activities	—	—	1.7	—	(8.3)	—	(6.6)

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(36.8)	—	(1.5)	—	(38.3)
Dividends paid on common stock	(49.3)	—	—	—	—	—	(49.3)
Intercompany financing	50.8	(6.6)	(57.1)	—	12.9	—	—

Net cash provided by (used for) financing activities	1.5	(6.6)	(93.9)	—	11.4	—	(87.6)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(1.1)	—	(1.1)
Increase (decrease) in cash and cash equivalents	(3.9)	—	45.3	—	76.4	—	117.8
Cash and cash equivalents at beginning of period	5.7	—	553.2	—	228.0	—	786.9

Cash and cash equivalents at end of period	$1.8	$—	$598.5	$—	$304.4	$—	$904.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$98.7	$98.7	$115.3	$115.3	$67.5	$(396.8)	$98.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(98.7)	(115.3)	(67.5)	(115.3)	—	396.8	—
Depreciation and amortization	—	—	21.7	—	10.9	—	32.6
Amortization of deferred financing cost and debt issuance discount	—	22.7	4.8	—	—	—	27.5
Equity in net loss from unconsolidated affiliates	—	—	3.6	—	3.2	—	6.8
Loss (gain) on remeasurement of foreign denominated transactions	—	—	2.6	—	0.4	—	3.0
Amortization of defined benefit pension and postretirement items	—	—	(0.7)	—	—	—	(0.7)
Realized loss on terminated caps/swaps	—	—	2.8	—	—	—	2.8
Net loss (gain) on refranchisings and dispositions of assets	—	—	5.7	—	(7.8)	—	(2.1)
Bad debt (recoveries) expense, net	—	—	2.5	—	(0.3)	—	2.2
Share-based compensation expense	—	—	4.1	—	0.7	—	4.8
Deferred income taxes	0.4	16.4	(1.1)	—	6.5	—	22.2
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	(0.3)	—	1.0	—	0.7
Prepaids and other current assets	—	—	(0.9)	—	1.6	—	0.7
Accounts and drafts payable	—	—	(16.5)	—	(3.3)	—	(19.8)
Accrued advertising	—	—	1.9	—	(1.7)	—	0.2
Other accrued liabilities	—	—	(25.7)	—	(10.0)	—	(35.7)
Other long-term assets and liabilities	0.2	—	(14.0)	—	0.1	—	(13.7)

Net cash provided by (used for) operating activities	0.6	22.5	38.3	—	68.8	—	130.2

Cash flows from investing activities:
Payments for property and equipment	—	—	(6.3)	—	(2.3)	—	(8.6)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	45.0	—	3.6	—	48.6
Payments for acquired franchisee operations, net of cash acquired	—	—	(11.9)	—	—	—	(11.9)
Return of investment on direct financing leases	—	—	7.5	—	0.6	—	8.1

Net cash provided by (used for) investing activities	—	—	34.3	—	1.9	—	36.2

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(23.6)	—	(1.7)	—	(25.3)
Dividends paid on common stock	(38.6)	—	—	—	—	—	(38.6)
Proceeds from stock option exercises	2.5	—	—	—	—	—	2.5
Excess tax benefits from share-based compensation	—	—	3.5	—	—	—	3.5
Intercompany financing	38.0	(22.5)	126.8	—	(142.3)	—	—

Net cash provided by (used for) financing activities	1.9	(22.5)	106.7	—	(144.0)	—	(57.9)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(1.1)	—	(1.1)
Increase (decrease) in cash and cash equivalents	2.5	—	179.3	—	(74.4)	—	107.4
Cash and cash equivalents at beginning of period	0.1	—	355.3	—	191.3	—	546.7

Cash and cash equivalents at end of period	$2.6	$—	$534.6	$—	$116.9	$—	$654.1

Note 21. Subsequent Event

Dividend

On July 31, 2014, our Board of Directors approved a cash dividend to shareholders of $0.08 per share that will be paid on August 26, 2014 to shareholders of record at the close of business on August 12, 2014. Future dividends will be determined at the discretion of the Board of Directors.

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

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of June 30, 2014, we owned or franchised a total of 13,808 restaurants in 98 countries and U.S. territories worldwide. Of these restaurants, 13,756 were owned by our franchisees and 52 were Company restaurants. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, French fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts and product platforms appealing to different customer groups. During our nearly 60 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers guests fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants.

Operating Metrics and Key Financial Measures

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•	System-wide sales growth refers to the change in sales at all franchise restaurants and Company restaurants in one period from the same period in the prior year.

•	Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants during a stated period, net of closures.

•	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

•	Adjusted EBITDA, which represents earnings (net income or loss) before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. See Non-GAAP Reconciliations.

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

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $9.8 million of general and administrative expenses consisting of professional fees and severance during the three months ended June 30, 2013 and $18.9 million during the six months ended June 30, 2013. In 2013, we completed our global portfolio realignment project, including our refranchising initiative. We continue to own and operate 52 restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems. We also expect to continue to enter into joint ventures and master franchise and development agreements as part of our business strategy to accelerate development.

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Tabular amounts in millions unless noted otherwise.

The following tables present our results of operations and key business metrics for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$242.9	$225.6	$17.3	7.7%	$465.3	$432.2	$33.1	7.7%
Company restaurant revenues	18.3	52.7	(34.4)	(65.3)%	36.8	173.8	(137.0)	(78.8)%

Total revenues	261.2	278.3	(17.1)	(6.1)%	502.1	606.0	(103.9)	(17.1)%

Franchise and property expenses	35.7	36.7	1.0	2.7%	73.1	73.0	(0.1)	(0.1)%
Company restaurant expenses	15.7	46.6	30.9	66.3%	31.2	154.7	123.5	79.8%
Selling, general and administrative expenses	47.0	61.5	14.5	23.6%	95.2	128.2	33.0	25.7%
Other operating expenses (income), net	11.3	0.3	(11.0)	NM	19.8	14.5	(5.3)	(36.6)%

Total operating costs and expenses	109.7	145.1	35.4	24.4%	219.3	370.4	151.1	40.8%

Income from operations	151.5	133.2	18.3	13.7%	282.8	235.6	47.2	20.0%
Interest expense, net	50.6	50.0	(0.6)	(1.2)%	100.6	99.1	(1.5)	(1.5)%

Income before income taxes	100.9	83.2	17.7	21.3%	182.2	136.5	45.7	33.5%
Income tax expense	25.8	20.3	(5.5)	(27.1)%	46.7	37.8	(8.9)	(23.5)%

Net income	$75.1	$62.9	$12.2	19.4%	$135.5	$98.7	$36.8	37.3%

NM - not meaningful

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
FX Impact Favorable/(Unfavorable)
Consolidated total revenues	$(0.5)	$(1.3)	$(3.8)	$(2.8)
Consolidated franchise and property expenses	(0.4)	0.1	(0.5)	0.2
Consolidated SG&A	(0.4)	(0.2)	(0.7)	(0.3)
Consolidated income from operations	(1.5)	(0.7)	(5.0)	(2.8)
Consolidated net income	(1.6)	(0.7)	(5.6)	(2.8)
Consolidated adjusted EBITDA	(0.5)	(0.9)	(3.7)	(2.8)

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metrics	2014	2013	2014	2013
System-wide sales growth	5.4%	4.0%	6.1%	3.1%
Franchise sales	$4,274.6	$4,060.9	$8,205.1	$7,731.4
System comparable sales growth	0.9%	0.6%	1.4%	(0.4)%
System Net Restaurant Growth (NRG)	131	125	141	129
Net refranchisings	—	305	—	338
Restaurant counts at period end
Company	52	74	52	74
Franchise	13,756	13,052	13,756	13,052
System	13,808	13,126	13,808	13,126

System Comparable Sales Growth

During the three and six months ended June 30, 2014, worldwide system comparable sales growth of 0.9% and 1.4%, respectively, reflects comparable sales growth in all of our segments.

Franchise and Property

During the three months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $9.8 million in franchise royalties driven by worldwide net restaurants growth of 682 restaurants during the trailing twelve-month period and comparable sales growth in all of our segments, and an increase of $7.2 million in franchise fees and other revenue driven primarily by an increase in renewal franchise fees. Franchise and property revenues had a $0.5 million unfavorable FX impact during the current period.

During the six months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $24.4 million in franchise royalties driven by worldwide net restaurants growth of 682 restaurants during the trailing twelve-month period, the net refranchising of 360 Company restaurants during 2013 and comparable sales growth in all of our segments, and an increase of $9.7 million in franchise fees and other revenue driven primarily by an increase in renewal franchise fees. Franchise and property revenues had a $3.8 million unfavorable FX impact during the current period.

During the three and six months ended June 30, 2014, franchise and property expenses were relatively unchanged from the same periods during the prior year.

Company restaurants

During the three and six months ended June 30, 2014, Company restaurant revenues and expenses decreased primarily due to the net refranchising of 360 Company restaurants during 2013.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			$	%			$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)

Selling expenses	$0.1	$1.0	$0.9	90.0%	$0.3	$4.7	$4.4	93.6%

Management general and administrative expenses	39.3	44.4	5.1	11.5%	80.6	93.3	12.7	13.6%
Share-based compensation and non-cash incentive compensation expense	4.2	3.2	(1.0)	(31.3)%	7.7	5.9	(1.8)	(30.5)%
Depreciation and amortization	3.4	3.1	(0.3)	(9.7)%	6.6	5.4	(1.2)	(22.2)%
Global portfolio realignment project costs	—	9.8	9.8	100.0%	—	18.9	18.9	100.0%

Total general and administrative expenses	46.9	60.5	13.6	22.5%	94.9	123.5	28.6	23.2%

Selling, general and administrative expenses	$47.0	$61.5	$14.5	23.6%	$95.2	$128.2	$33.0	25.7%

Selling expenses consist primarily of Company restaurant advertising fund contributions and the decrease was primarily a result of the net refranchisings of Company restaurants during 2013. Management general and administrative expenses (“Management G&A”) is comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices. The decrease in Management G&A was driven primarily by a decrease in salary and fringe benefits. The increase in share-based compensation and non-cash incentive compensation expense is mainly due to additional stock options granted during the six months ended June 30, 2014. The increase in depreciation and amortization expenses is due to corporate capital expenditures during the trailing twelve month period. The non-recurrence of global portfolio realignment project costs is due to completion of our global portfolio realignment project during 2013. Selling, general and administrative expenses had an unfavorable FX impact of $0.4 million and $0.7 million during the three and six months ended June 30, 2014, respectively.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$5.1	$(4.3)	$7.9	$0.3
Litigation settlements and reserves, net	2.1	0.4	2.2	0.5
Foreign exchange net (gains) losses	(2.9)	2.3	(2.5)	5.6
Equity in net loss from unconsolidated affiliates	5.9	1.6	9.9	6.8
Other, net	1.1	0.3	2.3	1.3

Other operating expenses (income), net	$11.3	$0.3	$19.8	$14.5

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods. Equity in net loss from unconsolidated affiliates reflects our share of investee net income or loss.

During the three months ended June 30, 2014, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $1.9 million in net losses associated with refranchisings and $3.2 million of net losses associated with asset disposals and restaurant closures. During the three months ended June 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $6.5 million of net gains associated with refranchisings, $1.0 million of net losses from sale of subsidiaries and $1.2 million of net losses associated with asset disposals and restaurant closures.

During the six months ended June 30, 2014, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $2.3 million in net losses associated with refranchisings and $5.6 million of net losses associated with asset disposals and restaurant closures. During the six months ended June 30, 2013, net (gains) losses on disposal of assets, restaurant closures and refranchisings consisted of $2.7 million of net gains associated with refranchisings, $1.0 million of net losses from sale of subsidiaries and $2.0 million of net losses associated with asset disposals and restaurant closures.

During the three and six months ended June 30, 2014, litigation settlements and reserves, net of $2.1 million and $2.2 million, respectively, represent the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters. See Note 18 of the accompanying unaudited condensed consolidated financial statements for additional information about accounting for our litigation reserves.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense, net	$50.6	$50.0	$100.6	$99.1
Weighted average interest rate on long-term debt	6.8%	6.6%	6.7%	6.6%

During the three and six months ended June 30, 2014 interest expense, net increased compared to the three and six months ended June 30, 2013 due to a higher weighted average interest rate, partially offset by reduced borrowings resulting from principal payments of our term loans.

Income tax expense

Our effective tax rate was 25.6% for the three months ended June 30, 2014, primarily as a result of the mix of income from multiple tax jurisdictions. Our effective tax rate was 24.4% for the three months ended June 30, 2013, as a result of the mix of income during the period from multiple tax jurisdictions and a favorable impact from the sale of foreign subsidiaries.

Our effective tax rate was 25.6% for the six months ended June 30, 2014, primarily as a result of the mix of income from multiple tax jurisdictions. Our effective tax rate was 27.7% for the six months ended June 30, 2013, as a result of the mix of income during the period from multiple tax jurisdictions and the impact of non-deductible expenses related to our global portfolio realignment project, partially offset by a favorable impact from the sale of foreign subsidiaries.

Net Income

Our net income increased by $12.2 million during the three months ended June 30, 2014 primarily as a result of a $18.3 million increase in income from operations, which was driven by an increase in franchise and property revenues, decreases in franchise and property expenses, decreases in Company restaurant expenses and decreases in selling, general and administrative expenses, partially offset by a decrease in Company restaurant revenues and an increase in other operating expenses (income), net. The increase in income from operations was partially offset by an increase in interest expense, net of $0.6 million and an increase in income tax expense of $5.5 million.

Our net income increased by $36.8 million during the six months ended June 30, 2014 primarily as a result of a $47.2 million increase in income from operations, which was driven by an increase in franchise and property revenues, decreases in Company restaurant expenses and decreases in selling, general and administrative expenses, partially offset by a decrease in Company restaurant revenues, an increase in franchise and property expenses and an increase in other operating expenses (income), net. The increase in income from operations was partially offset by an increase in interest expense, net of $1.5 million and an increase in income tax expense of $8.9 million.

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

	Results		Variance		Results		Variance
	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$113.3	$107.5	$5.8	5.4%	$215.9	$205.0	$10.9	5.3%
EMEA	53.0	45.0	8.0	17.8%	101.1	87.3	13.8	15.8%
LAC	17.4	15.5	1.9	12.3%	32.3	30.6	1.7	5.6%
APAC	13.5	11.4	2.1	18.4%	25.2	21.8	3.4	15.6%
Unallocated Management G&A	(14.4)	(16.9)	2.5	14.8%	(32.0)	(37.2)	5.2	14.0%

Adjusted EBITDA	182.8	162.5	20.3	12.5%	342.5	307.5	35.0	11.4%
Share-based compensation and non-cash incentive compensation expense	4.2	3.2	(1.0)	(31.3)%	7.7	5.9	(1.8)	(30.5)%
Global portfolio realignment project costs	—	9.8	9.8	NM	—	18.9	18.9	NM
Other operating expenses (income), net	11.3	0.3	(11.0)	NM	19.8	14.5	(5.3)	(36.6)%

EBITDA	167.3	149.2	18.1	12.1%	315.0	268.2	46.8	17.4%
Depreciation and amortization	15.8	16.0	0.2	1.2%	32.2	32.6	0.4	1.2%

Income from operations	151.5	133.2	18.3	13.7%	282.8	235.6	47.2	20.0%
Interest expense, net	50.6	50.0	(0.6)	(1.2)%	100.6	99.1	(1.5)	(1.5)%
Income tax expense	25.8	20.3	(5.5)	(27.1)%	46.7	37.8	(8.9)	(23.5)%

Net income	$75.1	$62.9	$12.2	19.4%	$135.5	$98.7	$36.8	37.3%

NM - not meaningful

Adjusted EBITDA in the three and six months ended June 30, 2014 reflects increases in segment income in our all of our segments and a decrease in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments. EBITDA for the three and six months ended June 30, 2014 increased primarily for the same reasons that Adjusted EBITDA increased as well as the non-recurrence of global portfolio realignment project costs, partially offset by an increase in other operating expenses (income), net and an increase in share-based compensation and non-cash incentive compensation expense.

Results of operations for U.S. & Canada

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Franchise:
Franchise and property revenues	$140.6	$137.9	$2.7	2.0%	$271.4	$263.8	$7.6	2.9%
Franchise and property expenses	27.8	29.0	1.2	4.1%	57.2	56.8	(0.4)	(0.7)%
Company:
Company restaurant revenues	18.3	26.2	(7.9)	(30.2)%	36.8	73.7	(36.9)	(50.1)%
CRM	2.6	2.4	0.2	8.3%	5.6	6.5	(0.9)	(13.8)%
CRM %	14.2%	9.2%	—	5.0%	15.2%	8.8%	—	6.4%
Segment SG&A (1)	11.9	13.9	2.0	14.4%	24.0	28.8	4.8	16.7%
Segment depreciation and amortization	9.8	10.1	0.3	3.0%	20.1	20.3	0.2	1.0%
Segment income	113.3	107.5	5.8	5.4%	215.9	205.0	10.9	5.3%

(1) Segment selling, general and administrative expenses (“Segment SG&A”) consist of segment selling expenses and segment Management G&A

FX Impact Favorable/(Unfavorable)
Segment revenues	$(0.4)	$(0.3)			$(1.0)	$(0.5)
Segment franchise and property expenses	0.2	—			0.5	0.1
Segment income	(0.3)	(0.1)			(0.7)	(0.2)

Key Business Metrics
System-wide sales growth	(0.3)%	(0.1)%			(0.1)%	(1.4)%
Franchise sales	$2,260.5	$2,264.8			$4,310.3	$4,290.8
System comparable sales growth	0.4%	(0.5)%			0.3%	(1.7)%
System NRG	(22)	(31)			(65)	(59)
Net Refranchisings	—	94			—	127
Restaurant counts at period end
Company	52	52			52	52
Franchise	7,319	7,365			7,319	7,365
System	7,371	7,417			7,371	7,417

System Comparable Sales Growth

During the three and six months ended June 30, 2014, the U.S. and Canada delivered positive comparable sales growth as a result of our strategy of launching fewer, more impactful products and by the continued popularity of our core offerings.

Franchise and Property

During the three months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $2.1 million in franchise fees and other revenue driven by an increase in renewal franchise fees, and an increase of $1.6 million in property revenue. Franchise and property revenues had a $0.4 million unfavorable FX impact during the current period.

During the six months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $4.6 million in property revenue related to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchisings of 127 Company restaurants during 2013, and an increase of $3.6 million in franchise fees and other revenue driven by an increase in renewal franchise fees. Franchise and property revenues had a $1.0 million unfavorable FX impact during the current period.

During the three and six months ended June 30, 2014, franchise and property expenses were relatively unchanged from the prior year.

Company Restaurants

During the three and six months ended June 30, 2014, Company restaurant revenues decreased primarily due to the net refranchising of 127 Company restaurants during 2013. Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM%. CRM% increased primarily as a result of retaining restaurants with higher than average CRM%.

Segment income

During the three months ended June 30, 2014, segment income increased due to an increase in franchise and property revenues net of expenses, a decrease in Segment SG&A and an increase in CRM. The decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

During the six months ended June 30, 2014, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in CRM. The decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

Results of operations for EMEA

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)

Franchise and property revenues	$67.4	$57.1	$10.3	18.0%	$128.4	$109.5	$18.9	17.3%
Franchise and property expenses	7.2	7.0	(0.2)	(2.9)%	14.2	14.7	0.5	3.4%
Segment SG&A	9.3	10.9	1.6	14.7%	17.4	23.3	5.9	25.3%
Segment depreciation and amortization	2.1	2.1	—	—	4.3	5.1	0.8	15.7%
Segment income	53.0	45.0	8.0	17.8%	101.1	87.3	13.8	15.8%

FX Impact Favorable/(Unfavorable)
Segment revenues	$1.7	$0.2			$2.2	$0.1
Segment franchise and property expenses	(0.6)	0.1			(1.0)	0.1
Segment income	1.7	0.5			2.2	0.1

Key Business Metrics
System-wide sales growth	11.3%	8.7%			12.9%	8.2%
Franchise sales	$1,234.3	$1,068.6			$2,383.9	$2,019.9
System comparable sales growth	0.9%	2.9%			2.8%	1.9%
System NRG	77	71			106	89
Net Refranchisings	—	113			—	113
Restaurant counts at period end
Company	—	19			—	19
Franchise	3,556	3,191			3,556	3,191
System	3,556	3,210			3,556	3,210

System Comparable Sales Growth

During the three and six months ended June 30, 2014, system comparable sales growth of 0.9% and 2.8%, respectively, in EMEA was driven primarily by comparable sales growth in Turkey, the United Kingdom, and Spain, where premium limited time offerings complemented value promotions, partially offset by weakness in Germany.

Franchise and Property

During the three months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $6.5 million in franchise royalties primarily driven by NRG of 346 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $2.9 million in franchise fees and other revenue. Franchise and property revenues had a $1.7 million favorable FX impact during the current period.

During the six months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $15.4 million in franchise royalties primarily driven by NRG of 346 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $3.3 million in franchise fees and other revenue. Franchise and property revenues had a $2.2 million favorable FX impact during the current period.

During the three and six months ended June 30, 2014, franchise and property expenses were relatively unchanged from the prior year.

Segment income

During the three and six months ended June 30, 2014, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A. This increase was partially offset by the decrease in CRM of $3.7 million and $10.7 million, respectively, during the three and six months ended June 30, 2014, due to the net refranchising of Company restaurants during 2013. The decrease in Segment SG&A was driven primarily by a decrease in selling expenses as a result of the net refranchisings during 2013 and a decrease in salary and fringe benefits.

Results of operations for LAC

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)

Franchise and property revenues	$19.3	$17.5	$1.8	10.3%	$36.3	$33.2	$3.1	9.3%
Franchise and property expenses	0.2	0.1	(0.1)	NM	0.6	0.4	(0.2)	NM
Segment SG&A	1.7	2.0	0.3	15.0%	3.5	4.8	1.3	27.1%
Segment depreciation and amortization	—	0.1	0.1	NM	0.1	0.6	0.5	83.3%
Segment income	17.4	15.5	1.9	12.3%	32.3	30.6	1.7	5.6%

FX Impact Favorable/(Unfavorable)
Segment revenues	$(1.9)	$(1.0)			$(4.3)	$(2.1)
Segment franchise and property expenses	—	—			—	—
Segment income	(2.0)	(1.1)			(4.5)	(2.4)

Key Business Metrics
System-wide sales growth	14.2%	13.0%			15.6%	11.6%
Franchise sales	$365.3	$357.6			$703.3	$679.1
System comparable sales growth	1.1%	(2.2)%			2.5%	(1.8)%
System NRG	29	26			33	34
Net Refranchisings	—	98			—	98
Restaurant counts at period end
Company	—	—			—	—
Franchise	1,583	1,424			1,583	1,424
System	1,583	1,424			1,583	1,424

NM - not meaningful

System Comparable Sales Growth

During the three and six months ended June 30, 2014, system comparable sales growth of 1.1% and 2.5%, respectively, in LAC was driven primarily by comparable sales growth in Brazil, where new products and limited time offerings resonated well with our guests, partially offset by weakness in Mexico due to ongoing competitive pressures.

Franchise and Property

During the three months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $2.2 million in franchise royalties primarily driven by NRG of 159 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $1.5 million in franchise fees and other revenue. Franchise and property revenues had a $1.9 million unfavorable FX impact during the current period.

During the six months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $5.0 million in franchise royalties primarily driven by NRG of 159 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $2.4 million in franchise fees and other revenue. Franchise and property revenues had a $4.3 million unfavorable FX impact during the current period.

During the three and six months ended June 30, 2014, franchise and property expenses were relatively unchanged from the prior year.

Segment income

During the three and six months ended June 30, 2014, segment income increased due to an increase in franchise and property revenues net of expense and a decrease in Segment SG&A, partially offset by the non-recurrence of $2.0 million of CRM during the six months ended June 30, 2013, due to the net refranchising of Company restaurants during 2013. The decrease in Segment SG&A was driven primarily by a decrease in selling expenses as a result of the net refranchisings during 2013 and a decrease in salary and fringe benefits.

Results of operations for APAC

	Three Months Ended		Variance		Six Months Ended		Variance
	June 30,		$	%	June 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)

Franchise and property revenues	$15.6	$13.1	$2.5	19.1%	$29.2	$25.7	$3.5	13.6%
Franchise and property expenses	0.5	0.6	0.1	NM	1.1	1.1	—	NM
Segment SG&A	2.1	1.7	(0.4)	(23.5)%	4.0	3.9	(0.1)	(2.6)%
Segment depreciation and amortization	0.5	0.6	0.1	16.7%	1.1	1.2	0.1	8.3%
Segment income	13.5	11.4	2.1	18.4%	25.2	21.8	3.4	15.6%

FX Impact Favorable/(Unfavorable)
Segment revenues	$0.1	$(0.2)			$(0.7)	$(0.3)
Segment franchise and property expenses	—	—			—	—
Segment income	0.1	(0.2)			(0.7)	(0.3)

Key Business Metrics
System-wide sales growth	14.3%	8.9%			14.6%	9.1%
Franchise sales	$414.5	$369.9			$807.6	$741.6
System comparable sales growth	3.7%	3.9%			3.8%	3.3%
System NRG	47	59			67	65
Net Refranchisings	—	—			—	—
Restaurant counts at period end
Company	—	3			—	3
Franchise	1,298	1,072			1,298	1,072
System	1,298	1,075			1,298	1,075

NM - not meaningful

System Comparable Sales Growth

During the three and six months ended June 30, 2014, system comparable sales growth of 3.7% and 3.8%, respectively, in APAC was driven primarily by comparable sales growth in Australia, where new limited time offerings and value promotions performed well, South Korea, where we launched new limited time offerings, and China, where a strong lineup of premium products complemented value items.

Franchise and Property

During the three months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $1.7 million in franchise royalties primarily driven by NRG of 223 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $0.7 million in franchise fees and other revenue. Franchise and property revenues had a $0.1 million favorable FX impact during the current period.

During the six months ended June 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $3.6 million in franchise royalties primarily driven by NRG of 223 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $0.6 million in franchise fees and other revenue. Franchise and property revenues had an unfavorable FX impact of $0.7 million during the current period.

During the three and six months ended June 30, 2014, franchise and property expenses were relatively unchanged from the prior year.

Segment income

During the three and six months ended June 30, 2014, segment income increased primarily due to an increase in franchise and property revenues net of expenses, partially offset by an increase in Segment SG&A. The increase in Segment SG&A was driven primarily by an increase in salary and fringe benefits.

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

At June 30, 2014, we had cash and cash equivalents of $904.7 million and working capital of $830.1 million. In addition, at June 30, 2014, we had borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

Debt Instruments

Our long-term debt is comprised primarily of borrowings under our 2012 Credit Agreement (defined below), amounts outstanding under our Senior Notes and Discount Notes (each also defined below), and obligations under capital leases. For further information about our long-term debt, see Note 8 to the accompanying unaudited Condensed Consolidated Financial Statements included in this report.

As of June 30, 2014, we had $965.6 million in Tranche A Term Loans outstanding and $686.6 million of Tranche B Term Loans outstanding (the “2012 Term Loan Facility”) under our credit agreement dated September 28, 2012 (the “2012 Credit Agreement”). As of June 30, 2014, the interest rate was 2.50% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. As of June 30, 2014, we had no amounts outstanding under the revolving credit facility available under the 2012 Credit Agreement (the “2012 Revolving Credit Facility”). Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rate as of June 30, 2014, required debt service for the next twelve months is estimated to be approximately $50.1 million in interest payments and $77.9 million in principal payments.

As of June 30, 2014, we had outstanding $794.5 million of 9.875% senior notes due 2018 (the “Senior Notes”). In addition, as of June 30, 2014, we had outstanding $478.0 million of 11.0% senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC and Burger King Capital Finance, Inc., our wholly-owned indirect subsidiaries.

As of June 30, 2014, we were in compliance with all covenants of the 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes, and we have the ability to draw on the full borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $213.1 million for the six months ended June 30, 2014, compared to $130.2 million during the same period in the prior year. The increase in cash provided by operating activities was driven primarily by an increase in net income, excluding non-cash adjustments, and changes in working capital.

Investing Activities

Cash used for investing activities was $6.6 million for the six months ended June 30, 2014, compared to cash provided by investing activities of $36.2 million during the same period in the prior year. The change in investing activities was driven primarily by a decrease in proceeds from refranchisings, net, partially offset by a decrease in payments for acquired franchisee operations.

Financing Activities

Cash used for financing activities was $87.6 million for the six months ended June 30, 2014, compared to $57.9 million during the same period in the prior year. The increase in cash used for financing activities was driven primarily as a result of higher scheduled debt principal payments and higher dividend payments.

Dividends

On February 12, 2014, our board declared a cash dividend of $0.07 per share, which was paid on March 12, 2014 to shareholders of record on February 26, 2014. On April 24, 2014, our board declared a cash dividend of $0.07 per share, which was paid on May 26, 2014 to shareholders of record at the close of business on May 12, 2014. On July 31, 2014, our Board of Directors approved a cash dividend to shareholders of $0.08 per share that will be paid on August 26, 2014 to shareholders of record at the close of business on August 12, 2014. Future dividends will be determined at the discretion of the Board of Directors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of June 30, 2014, we estimate it will take approximately 17 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of June 30, 2014, there were $125.5 million of loans outstanding to franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $202.5 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $32.5 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded. As of June 30, 2014, the liability reflecting the fair value of these guarantee obligations was $5.1 million. No significant payments have been made by us in connection with these guarantees through June 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended June 30, 2014 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of June 30, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:

•	Risks related to our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our 2012 Credit Facilities, Senior Notes and Discount Notes;

•	Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;

•	Our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks arising from significant and rapid fluctuations in interest rates and in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Our ability to successfully implement our domestic and international growth strategy and risks related to our international operations;

•	Risk related to relying on master franchisees and subfranchisees to accelerate restaurant growth; and

•	Risks related to the ability of counterparties to our 2012 Credit Facilities, interest rate caps, cross-currency swaps, forward-starting interest rate swaps, foreign currency forward contracts, and any similar instrument to fulfill their commitments and/or obligations.

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

On April 10, 2013, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. No shares were repurchased during the three months ended June 30, 2014.

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

BURGER KING WORLDWIDE, INC.
(Registrant)

Date: August 1, 2014	By:	/s/ Joshua Kobza
		Name:	Joshua Kobza, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Worldwide, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document