Form 10-Q
period 2014-09-30
Burger King Worldwide, Inc.
filed 2014-11-06
CIK 1547282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2014, there were 351,963,073 shares of the Registrant’s Common Stock outstanding.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1. Financial Statements

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions, except share data)

(Unaudited)

	As of
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,013.7	$786.9
Trade and notes receivable, net	167.6	179.7
Prepaids and other current assets, net	101.5	69.8
Deferred income taxes, net	79.8	38.0

Total current assets	1,362.6	1,074.4
Property and equipment, net of accumulated depreciation of $216.9 million and $187.9 million, respectively	774.3	801.5
Intangible assets, net	2,693.1	2,796.0
Goodwill	612.9	630.0
Net investment in property leased to franchisees	145.1	163.1
Other assets, net	215.1	363.5

Total assets	$5,803.1	$5,828.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$34.0	$31.1
Accrued advertising	59.5	56.5
Other accrued liabilities	411.4	177.0
Current portion of long term debt and capital leases	100.2	81.4

Total current liabilities	605.1	346.0
Term debt, net of current portion	2,850.3	2,880.2
Capital leases, net of current portion	66.5	75.4
Other liabilities, net	269.4	317.9
Deferred income taxes, net	630.7	692.8

Total liabilities	4,422.0	4,312.3

Guarantees, Commitments and Contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 352,308,359 shares issued at September 30, 2014; 352,161,950 shares issued at December 31, 2013;	3.5	3.5
Additional paid-in capital	1,252.8	1,239.9
Retained earnings	260.1	225.5
Accumulated other comprehensive income (loss)	(128.0)	54.6
Treasury stock, at cost; 345,286 shares at September 30, 2014 and 345,286 shares at December 31, 2013	(7.3)	(7.3)

Total stockholders’ equity	1,381.1	1,516.2

Total liabilities and stockholders’ equity	$5,803.1	$5,828.5

See accompanying notes to consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Franchise and property revenues	$260.0	$248.1	$725.3	$680.3
Company restaurant revenues	18.9	27.0	55.7	200.8

Total revenues	278.9	275.1	781.0	881.1

Franchise and property expenses	41.4	40.5	114.5	113.5
Company restaurant expenses	16.5	22.9	47.7	177.6
Selling, general and administrative expenses	78.3	59.6	173.5	187.8
Other operating expenses (income), net	141.8	6.6	161.6	21.1

Total operating costs and expenses	278.0	129.6	497.3	500.0

Income from operations	0.9	145.5	283.7	381.1
Interest expense, net	51.3	50.2	151.9	149.3

(Loss) income before income taxes	(50.4)	95.3	131.8	231.8
Income tax (benefit) expense	(26.9)	27.1	19.8	64.9

Net income (loss)	$(23.5)	$68.2	$112.0	$166.9

Earnings (loss) per share:
Basic	$(0.07)	$0.19	$0.32	$0.48
Diluted	$(0.07)	$0.19	$0.31	$0.47
Weighted average shares outstanding
Basic	352.0	351.2	351.9	350.9
Diluted	352.0	358.1	359.2	357.7
Dividends per common share	$0.08	$0.06	$0.22	$0.17

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(23.5)	$68.2	$112.0	$166.9
Foreign currency translation adjustment	(109.0)	44.6	(118.7)	31.6
Reclassification of foreign currency translation adjustment into net income	—	—	—	(3.0)
Net change in fair value of net investment hedges (net of tax of $13.6, $6.5, $14.2 and $3.6)	21.4	(10.1)	22.4	(5.6)
Net change in fair value of interest rate derivatives (net of tax of $8.7, $1.4, $51.1 and $47.9)	(13.8)	(2.2)	(80.7)	74.2
Amounts reclassified to earnings of cash flow hedges (net of tax of $4.3, $0.7, $2.7 and $1.7)	(6.7)	1.0	(4.1)	2.6
Pension and post-retirement benefit plans (net of tax of $0, $0.4, $0 and $0.7)	—	(0.4)	—	(0.1)
Amortization of prior service (credits) costs (net of tax of $0.3, $0.3, $0.8 and $0.9)	(0.4)	(0.4)	(1.3)	(1.1)
Amortization of actuarial (gains) loss (net of tax of $0, $0.1, $0 and $0.4)	(0.1)	0.2	(0.2)	0.5

Other comprehensive income (loss)	(108.6)	32.7	(182.6)	99.1

Total comprehensive income (loss)	$(132.1)	$100.9	$(70.6)	$266.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$112.0	$166.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.7	48.4
Amortization of deferred financing costs and debt issuance discount	45.7	41.7
Equity in net loss from unconsolidated affiliates	5.8	9.7
(Gain) loss on remeasurement of foreign denominated transactions	(22.0)	1.0
Amortization of defined benefit pension and postretirement items	(2.4)	(1.6)
Net losses (gains) on derivatives	154.5	4.3
Net losses (gains) on refranchisings and dispositions of assets	11.8	(2.5)
Bad debt expense, net	0.9	2.2
Share-based compensation expense	9.5	7.1
Deferred income tax (benefit) expense	(59.1)	33.3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	10.0	6.3
Prepaids and other current assets	10.8	(0.2)
Accounts and drafts payable	1.8	(35.7)
Accrued advertising	(22.2)	9.7
Other accrued liabilities	88.0	(4.9)
Other long-term assets and liabilities	(18.2)	(18.0)

Net cash provided by operating activities	375.6	267.7

Cash flows from investing activities:
Payments for property and equipment	(10.7)	(10.8)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	(6.6)	48.7
Net payments for acquired and disposed franchisee operations, net of cash acquired	(3.9)	(11.9)
Return of investment on direct financing leases	11.6	11.9
Other investing activities	(0.2)	0.2

Net cash (used for) provided by investing activities	(9.8)	38.1

Cash flows from financing activities:
Repayments of term debt and capital leases	(57.3)	(38.1)
Dividends paid on common stock	(77.4)	(59.7)
Proceeds from stock option exercises	0.1	2.7
Excess tax benefits from share-based compensation	0.2	4.2

Net cash used for financing activities	(134.4)	(90.9)

Effect of exchange rates on cash and cash equivalents	(4.6)	2.7
Increase in cash and cash equivalents	226.8	217.6
Cash and cash equivalents at beginning of period	786.9	546.7

Cash and cash equivalents at end of period	$1,013.7	$764.3

Supplemental cashflow disclosures:
Interest paid	$82.4	$85.2
Income taxes paid	$28.5	$24.7
Non-cash investing and financing activities:
Investment in unconsolidated affiliates	$—	$17.8
Acquisition of property with capital lease obligations	$—	$1.0

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

All references to USD or $ are to United States dollars, and all references to C$ are to Canadian dollars.

Note 2. Tim Hortons Transaction

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) and Tim Hortons Inc. (“Tim Hortons”) announced on August 26, 2014, that they had agreed to a transaction (the “Tim Hortons Transaction”) under the terms of the Arrangement Agreement and Plan of Merger (the “arrangement agreement”) by and among Tim Hortons, the Company, 9060669 Canada Inc., a corporation continued under the laws of Canada (f/k/a 1011773 B.C. Unlimited Liability Company) (“Holdings”), New Red Canada Limited Partnership, a limited partnership organized under the laws of Ontario and wholly owned subsidiary of Holdings (f/k/a New Red Canada Partnership) (“Partnership”), Blue Merger Sub, Inc., a

corporation incorporated under the laws of Delaware and a wholly owned subsidiary of Partnership (“Merger Sub”), and 8997900 Canada Inc., a corporation organized under the laws of Canada and a wholly owned subsidiary of Partnership (“Amalgamation Sub”). Holdings and Partnership are newly formed entities without significant pre-combination activities.

To effect the Tim Hortons Transaction, Amalgamation Sub will acquire all of the outstanding shares of Tim Hortons pursuant to a plan of arrangement under Canadian law, which will result in Tim Hortons becoming an indirect subsidiary of both Holdings and Partnership (the “arrangement”). Merger Sub will then merge with and into the Company, with the Company surviving the merger as an indirect subsidiary of both Holdings and Partnership (the “merger” and, together with the arrangement, the “transactions”). Holdings, which will be renamed as mutually agreed between the Company and Tim Hortons and will become a corporation organized under the laws of Canada, will be the general partner of Partnership and own a majority interest in Partnership. The balance of the partnership units of Partnership will initially be held by former holders of Company common stock in the form of newly issued Partnership exchangeable units (as defined below). The Company will be the acquirer in the transactions for accounting purposes.

If the arrangement is completed, each common shareholder of Tim Hortons will be entitled to receive C$65.50 in cash and 0.8025 newly issued Holdings common shares in exchange for each Tim Hortons common share held by such shareholder. However, Tim Hortons shareholders may make an election to receive cash, which will entitle such shareholder to receive C$88.50 in cash in exchange for each Tim Hortons common share held by such shareholder, or make an election to receive Holdings common shares, which will entitle such shareholder to receive 3.0879 newly issued Holdings common shares in exchange for each Tim Hortons common share held by such shareholder, in each case, subject to proration in accordance with the plan of arrangement.

If the merger is completed, each share of Company common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive, if no exchangeable election (as described below) has been made with respect to such common stock, 0.99 newly issued Holdings common shares and 0.01 newly issued exchangeable units of Partnership (“Partnership exchangeable units”), subject to proration as set forth in the arrangement agreement. A stockholder of the Company may make an election to receive consideration solely in the form of Partnership exchangeable units which will entitle such stockholder to receive one Partnership exchangeable unit in exchange for each share of Company common stock, subject to proration as set forth in the arrangement agreement.

At the effective time of the merger, each outstanding stock option to acquire common stock of the Company (“Company option”) will be converted into the right to receive, on the same terms and conditions as were applicable under the award agreement issued in connection with such Company option (including with respect to vesting and exercise price), an option to acquire common shares from Holdings in respect of the same number of Holdings common shares as were subject to the underlying Company option. At the effective time of the merger, each outstanding restricted stock unit of the Company (each a “Company restricted stock unit”) will be converted into the right to receive, on the same terms and conditions as were applicable under the award agreement issued in connection with such Company restricted stock unit (including with respect to vesting), a restricted stock unit with respect to the same number of Holdings common shares as were subject to the underlying Company restricted stock unit.

The Company anticipates that the total funds needed to complete the transactions, including the funds needed to:

•	pay Tim Hortons shareholders (and holders of its other equity-based interests) the amounts due to them under the arrangement agreement and pay related expenses, which would be approximately $8,628.6 million based on the number of common shares of Tim Hortons (and its other equity-based interests) outstanding as of June 30, 2014; and

•	refinance certain indebtedness of the Company and Tim Hortons at the closing of the transactions, which, as of June 30, 2014, was approximately $4,086.9 million;

will be funded through a combination of:

•	$3,000.0 million in preferred equity contributed by Berkshire Hathaway Inc.;

•	$6,750.0 million of term loans under the senior secured credit facilities (along with a $500.0 million revolving credit facility that will not be drawn to fund the transactions) (the “New Credit Facilities”);

•	the issuance of $2,250.0 million aggregate principal amount of 6.00% senior secured second lien notes due 2022 (the “New Senior Notes”); and

•	the balance will be funded using the Company’s existing cash balance.

On October 8, 2014, 1011778 B.C. Unlimited Liability Company (“Newco”) and New Red Finance, Inc., which are entities created by the Company in connection with the Tim Hortons Transaction (the “New Issuers”), consummated the offering of the New Senior Notes. The gross proceeds from the sale of the New Senior Notes, together with an additional $10.9 million of prepaid interest, were deposited into an escrow account with Wilmington Trust, National Association, as trustee and escrow agent. We intend to make additional deposits in amounts equal to prepaid interest of approximately $11.3 million per month on behalf of the New Issuers until the release of the escrowed funds upon the closing of the Tim Hortons Transaction. Prior to the closing of the Tim Hortons Transaction, the New Senior Notes will not be guaranteed by the Company or any of its subsidiaries or by Tim Hortons or any of its subsidiaries. If the Tim Hortons Transaction is not consummated on or prior to May 26, 2015 and the New Issuers notify the trustee and the escrow agent that the arrangement agreement has been terminated, the New Senior Notes will be subject to a special mandatory redemption at a price equal to 100% of the initial issue price of the New Senior Notes, plus accrued and unpaid interest from October 8, 2014, to, but not including, the date of such special mandatory redemption.

On October 27, 2014, the New Issuers entered into a credit agreement with JPMorgan Chase, N.A., as administrative agent, and the other lenders party thereto in connection with the New Credit Facilities, and the proceeds from the $6,750.0 million of term loans under the senior secured credit facilities, together with an additional $27.0 million of prepaid interest, were deposited into an escrow account with JPMorgan Chase, N.A., as escrow agent and administrative agent. We intend to make additional deposits in amounts equal to prepaid interest of approximately $26.2 million per month on behalf of the New Issuers until the release of the escrowed funds upon the closing of the Tim Hortons Transaction. Prior to the closing of the Tim Hortons Transaction, the New Credit Facilities will not be guaranteed by the Company or any of its subsidiaries or by Tim Hortons or any of its subsidiaries. If the Tim Hortons Transaction is not consummated on or prior to May 26, 2015, the escrow agent will promptly release the funds held in the escrow account to the administrative agent.

During October 2014, Newco entered into derivative instruments as part of an enterprise risk management strategy, developed in connection with the Tim Hortons Transaction, consisting of USD/CAD foreign exchange forwards and interest rate swaps with an aggregate notional amount of approximately $11.0 billion. If the Tim Hortons Transaction is not consummated, Newco will terminate these derivative instruments and we will realize a gain or loss based on the market value of the derivative instruments at the date of the termination. We have entered into guarantees in favor of Newco’s counterparties pursuant to which we agreed to guarantee all amounts payable by Newco under these derivative instruments.

Note 3. New Accounting Pronouncements

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

In August 2014, the FASB issued an accounting standards update that amends accounting guidance on going concern. Under this guidance, an entity’s management is responsible for evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The adoption of this accounting standards update is not expected to have an impact on our condensed consolidated financial statements and related disclosures.

Note 4. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	September 30, 2014	December 31, 2013

Prepaid expenses	$49.5	$34.2
Derivative assets—current	35.3	—
Refundable and prepaid income taxes	—	25.3
Inventories	0.8	1.2
Deferred financing costs—current	9.1	9.1
Other current assets	6.8	—

Prepaids and other current assets	$101.5	$69.8

Note 5. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Identifiable assets subject to amortization:
Franchise agreements	$476.2	$(79.0)	$397.2	$491.3	$(66.0)	$425.3
Favorable leases	157.1	(58.1)	99.0	158.4	(48.5)	109.9

Subtotal	633.3	(137.1)	496.2	649.7	(114.5)	535.2

Indefinite lived intangible assets—Brand	$2,196.9	$—	$2,196.9	$2,260.8	$—	$2,260.8

Intangible assets, net			$2,693.1			$2,796.0

Goodwill	$612.9			$630.0

We recorded amortization expense on intangible assets of $8.3 million for the three months ended September 30, 2014 and $9.0 million for the same period in the prior year. We recorded amortization expense on intangible assets of $25.9 million for the nine months ended September 30, 2014 and $27.4 million for the same period in the prior year. The change in the Burger King brand (the “Brand”) and goodwill balance for the nine months ended September 30, 2014 was due to foreign currency translation effect.

Note 6. Other assets, net

Other assets, net consist of the following:

	As of
	September 30, 2014	December 31, 2013

Derivative assets—noncurrent	$42.6	$174.1
Equity method investments	94.8	102.0
Deferred financing costs—noncurrent	28.7	35.5
Other	49.0	51.9

Other assets, net	$215.1	$363.5

Note 7. Equity Method Investments

The carrying amount of all our equity method investments was $94.8 million as of September 30, 2014 and $102.0 million as of December 31, 2013 and is included as a component of other assets, net in our condensed consolidated balance sheets. The entities in which we have an equity interest own or franchise Burger King restaurants or lease Burger King restaurants to franchisees. Franchise and property revenue we recognized from franchisees that are owned or franchised by entities in which we have an equity interest consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from affiliates:
Franchise royalties	$21.8	$18.4	$61.6	$49.4
Property revenues	7.0	6.9	19.7	19.7
Franchise fees and other revenue	2.2	1.8	5.5	4.0

Total	$31.0	$27.1	$86.8	$73.1

At September 30, 2014 and December 31, 2013, we had $15.6 million and $18.1 million, respectively, of accounts receivable from our equity method investments which were recorded in trade and notes receivable, net in our condensed consolidated balance sheets.

Note 8. Other Accrued Liabilities and Other Liabilities, net

Other accrued liabilities and other liabilities, net consist of the following:

	As of
	September 30, 2014	December 31, 2013

Current:
Derivative liabilities—current	$186.0	$—
Income tax payable—current	28.1	5.2
Accrued compensation and benefits	26.2	30.9
Accrued professional fees	23.8	4.6
Gift card liabilities	14.6	22.0
Deferred income—current	13.9	15.7
Restructuring and other provisions	14.4	15.3
Interest payable	36.5	16.9
Closed property reserve	12.4	11.5
Lease liability—current	5.8	9.8
Other	49.7	45.1

Other accrued liabilities	$411.4	$177.0

Non-current:
Unfavorable leases	$104.0	$116.6
Lease liability—noncurrent	36.8	38.6
Accrued pension	32.5	37.4
Income tax payable—noncurrent	33.1	31.6
Derivative liabilities—noncurrent	—	25.9
Deferred income—noncurrent	15.8	13.2
Casualty insurance—noncurrent	9.8	13.1
Other	37.4	41.5

Other liabilities, net	$269.4	$317.9

Note 9. Long-Term Debt

Long-term debt consists of the following:

				Interest rates (a)
		As of		Three Months Ended		Nine Months Ended
	Maturity dates	September 30,	December 31,	September 30,		September 30,
		2014	2013	2014	2013	2014	2013
Tranche A Term Loans	2017	$952.8	$991.4	3.5%	3.3%	3.4%	3.3%
Tranche B Term Loans (b)	2019	685.2	689.4	4.9%	4.7%	4.8%	4.6%
9 7/8 % Senior Notes	2018	794.5	794.5	10.2%	10.2%	10.2%	10.2%
11.0% Discount Notes (c)	2019	490.9	453.1	11.5%	11.5%	11.5%	11.5%
Deferred Premiums on interest rate caps	2016	16.6	22.0	2.5%	2.5%	2.5%	2.5%
Other	N/A	0.6	0.7

Total debt		2,940.6	2,951.1
Less: current maturities of debt		(90.3)	(70.9)

Total long-term debt		$2,850.3	$2,880.2

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, as applicable, and in the case of our term loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented net of a discount of $5.7 million at September 30, 2014 and $6.7 million at December 31, 2013.
(c)	Principal face amount herein is presented net of a discount of $88.1 million at September 30, 2014 and $126.0 million at December 31, 2013.

2012 Revolving Credit Facility

As of September 30, 2014, we had no amounts outstanding under the 2012 Revolving Credit Facility. Funds available under the 2012 Revolving Credit Facility for future borrowings may be used to repay other debt, finance debt or share repurchases, acquisitions, capital expenditures and other general corporate purposes. We have a $75.0 million letter of credit sublimit as part of the 2012 Revolving Credit Facility, which reduces our borrowing capacity under this facility by the cumulative amount of outstanding letters of credit. As of September 30, 2014, we had no letters of credit issued against the 2012 Revolving Credit Facility and our borrowing capacity was $130.0 million.

Tim Hortons Transaction

The repayment of our Tranche A Term Loans and Tranche B Term Loans (the “2012 Term Loans”), the Senior Notes and the Discount Notes will be consummated concurrently with the Tim Hortons Transaction. The 2012 Term Loans, the Senior Notes and the Discount Notes will be replaced by capital from third-party sources to finance the Tim Hortons Transaction. This financing is expected to take several forms, as described in Note 2.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Tranche A Term Loans	$6.2	$6.6	$18.6	$19.8
Tranche B Term Loans	6.6	6.7	19.7	19.9
Interest Rate Caps	2.5	1.8	7.0	4.8
9 7/8 % Senior Notes	19.6	19.7	58.8	58.9
11.0% Discount Notes	13.0	11.6	37.9	34.0
Amortization of deferred financing costs and debt issuance discount	2.6	2.6	7.8	7.7
Capital lease obligations	1.3	1.6	4.0	4.9
Other	0.3	0.3	0.9	1.1
Interest income	(0.8)	(0.7)	(2.8)	(1.8)

Total	$51.3	$50.2	$151.9	$149.3

Note 10. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	8.8	2.0	(1.3)	1.9
Costs and taxes related to foreign operations	(9.3)	4.7	8.0	4.5
Foreign tax rate differential	44.2	(14.1)	(41.6)	(14.0)
Change in valuation allowance	(6.6)	(0.4)	6.5	(0.9)
Change in accrual for tax uncertainties	(1.4)	0.7	1.1	1.5
Non-deductible transaction costs	(17.0)	—	6.5	—
Other	(0.3)	0.5	0.8	—

Effective income tax rate	53.4%	28.4%	15.0%	28.0%

Our effective tax rate was a benefit of 53.4% for the three months ended September 30, 2014, as a result of the mix of income from multiple tax jurisdictions and losses on derivatives, partially offset by non-deductible transaction and strategic realignment costs. Our effective tax rate was an expense of 28.4% for the three months ended September 30, 2013, as a result of the mix of income during the period from multiple tax jurisdictions.

Our effective tax rate was an expense of 15.0% for the nine months ended September 30, 2014, as a result of the mix of income from multiple tax jurisdictions and losses on derivatives, partially offset by non-deductible transaction and strategic realignment costs. Our effective tax rate was an expense of 28.0% for the nine months ended September 30, 2013, as a result of the mix of income during the period from multiple tax jurisdictions.

Note 11. Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss):

	Gains (Losses) on Derivatives	Defined Benefit Pension	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balances at December 31, 2013	$68.8	$16.0	$(30.2)	$54.6
Foreign currency translation adjustment	—	—	(118.7)	(118.7)
Net change in fair value of net investment hedges, net of tax	22.4	—	—	22.4
Net change in fair value of interest rate derivatives, net of tax	(80.7)	—	—	(80.7)
Amounts reclassified to earnings of cash flow hedges, net of tax	(4.1)	—	—	(4.1)
Amortization of prior service (credits) costs, net of tax	—	(1.3)	—	(1.3)
Amortization of actuarial (gains) losses, net of tax	—	(0.2)	—	(0.2)

Balances at September 30, 2014	$6.4	$14.5	$(148.9)	$(128.0)

The following table displays the reclassifications out of accumulated other comprehensive income (loss):

Details about AOCI Components	Affected Line Item in the Statements of Operations	Gain (Loss) reclassified from AOCI
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
Gains (Losses) on cash flow hedges:
Interest rate derivative contracts	Interest expense, net	$(2.4)	$(1.7)	$(6.6)	$(4.3)
Interest rate derivative contracts	Other operating expenses (income), net	13.4	—	13.4	—

	Total before tax	11.0	(1.7)	6.8	(4.3)
	Income tax (expense) benefit	(4.3)	0.7	(2.7)	1.7

	Net of tax	$6.7	$(1.0)	$4.1	$(2.6)

Defined benefit pension plan items:
Amortization of prior service credits (costs)	SG&A (1)	$0.7	$0.8	$2.2	$2.0
Amortization of actuarial gains (losses)	SG&A (1)	0.1	(0.3)	0.2	(0.9)

	Total before tax	0.8	0.5	2.4	1.1
	Income tax (expense) benefit	(0.3)	(0.3)	(0.9)	(0.5)

	Net of tax	$0.5	$0.2	$1.5	$0.6

Foreign currency translation adjustment into net income:
Sale of foreign entity	Other operating expenses (income), net	—	—	—	3.0

Total reclassifications	Net of tax	$7.2	$(0.8)	$5.6	$1.0

(1)	Refers to selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 12. Fair Value Measurements

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, investments held in a rabbi trust which consist of money market accounts and mutual funds established to fund a portion of our current and future obligations under our Executive Retirement Plan (“ERP”), and ERP liabilities as well as their location on our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Balance Sheet Location	Fair Value Measurements			Fair Value Measurements
		at September 30, 2014			at December 31, 2013
		(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Assets:
Derivatives designated as cash flow hedges:
Interest rate caps	Other assets, net	$—	$—	$—	$—	$4.2	$4.2
Forward-starting interest rate swaps	Other assets, net	—	—	—	—	169.9	169.9
Derivatives designated as net investment hedges:
Cross-currency rate swaps	Other assets, net	—	10.9	10.9	—	—	—
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets, net	—	12.5	12.5	—	—	—
Forward-starting interest rate swaps	Prepaids and other current assets, net	—	22.8	22.8	—	—	—
Interest rate caps	Other assets, net	—	2.3	2.3	—	—	—
Forward-starting interest rate swaps	Other assets, net	—	29.4	29.4	—	—	—
Other:
Investments held in a rabbi trust	Other assets, net	6.4	—	6.4	8.9	—	8.9

Total assets at fair value		$6.4	$77.9	$84.3	$8.9	$174.1	$183.0

Liabilities:
Derivatives designated as net investment hedges:
Cross-currency rate swaps	Other liabilities, net	$—	$—	$—	$—	$25.9	$25.9
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other accrued liabilities	—	126.1	126.1	—	—	—
Other:
ERP liabilities	Other accrued liabilities	—	1.1	1.1	—	2.8	2.8
ERP liabilities	Other liabilities, net	—	5.3	5.3	—	6.0	6.0

Total liabilities at fair value		$—	$132.5	$132.5	$—	$34.7	$34.7

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

At September 30, 2014, the fair value of our variable rate term debt and bonds was estimated at $3.0 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. At December 31, 2013, the fair value of our variable rate term debt and bonds was estimated at $3.1 billion, compared to a carrying amount of $2.9 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes and Discount Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, the Brand and other intangible assets.

Note 13. Derivative Instruments

We enter into derivative instruments for risk management purposes, including derivatives designated as cash flow hedges, derivatives designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates. See Note 12 for fair value measurements of our derivative instruments.

Interest Rate Caps

We have entered into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. At September 30, 2014 and December 31, 2013, we had interest rate cap agreements (notional amount of $1.1 billion and $1.2 billion, respectively) (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a weighted-average rate of 1.75%. The six year Cap Agreements are a series of individual caplets that reset and settle quarterly through October 19, 2016 consistent with the payment dates of our LIBOR-based term debt.

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

During the three months ended September 30, 2014, in connection with the Tim Hortons Transaction, we discontinued hedge accounting for our Cap Agreements. Repayment of the existing 2012 Term Loans, Senior Notes and Discount Notes is expected to occur concurrently with the consummation of the Tim Hortons Transaction. As such, the forecasted interest payments are not expected to occur, resulting in the discontinuance of hedge accounting. Refer to Note 2 for further information on the Tim Hortons Transaction. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings any gains and losses, attributable to those forecasted transactions that are probable not to occur, that were accumulated in AOCI related to the hedging relationship. Prior to the discontinuance of hedge accounting, the Cap Agreements were designated as cash flow hedges and to the extent they were effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values were not included in current earnings but were included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. At each cap maturity date, the portion of the fair value attributable to the matured cap was reclassified from AOCI into earnings as a component of interest expense, net.

Cross-Currency Rate Swaps

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we may, from time to time, hedge a portion of our net investment in one or more of our foreign subsidiaries. At September 30, 2014, we had outstanding cross-currency rate swaps with an aggregate notional value of $430.0 million to hedge a portion of the net investment in our Switzerland subsidiary, Burger King Europe GmbH. A total notional value of $230.0 million of these swaps are contracts to exchange quarterly fixed-rate interest payments we make in Euros for quarterly fixed-rate interest payments we receive in U.S. dollars and mature on October 19, 2016. A total notional value of $200.0 million of these swaps are contracts to exchange quarterly floating-rate interest payments we make in Euros based on EURIBOR for quarterly floating-rate interest payments we receive in U.S. dollars based on LIBOR and mature on September 28, 2017. These cross-currency rate swaps also require the exchange of Euros and U.S. dollar principal payments upon maturity. Changes in the fair value of these instruments are recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Forward-Starting Interest Rate Swaps

At September 30, 2014, we had outstanding three forward-starting interest rate swaps with a total notional value of $2,300.0 million to hedge the variability of forecasted interest payments on our forecasted debt issuance attributable to changes in LIBOR. The forward-starting interest rate swaps fix LIBOR on $1,000.0 million of floating-rate debt beginning 2015 and an additional $1,300.0 million of floating-rate debt starting 2016. The swaps have a seven year maturity. During the three months ended September 30, 2014, we discontinued hedge accounting on our forward-starting interest rate swaps as it is probable that the forecasted transactions will not occur since we intend to repay our outstanding 2012 Term Loans concurrently with the Tim Hortons Transaction and do not anticipate issuing new debt in 2015 or 2016. Refer to Note 2 for further information on the Tim Hortons Transaction. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings any gains and losses, attributable to those forecasted transactions that are probable not to occur, that were accumulated in AOCI related to the hedging relationship. Prior to the discontinuance of hedge accounting, we accounted for these swaps as cash flow hedges, and as such, the effective portion of unrealized changes in market value was recorded in AOCI and was to be reclassified into earnings during the period in which the hedged forecasted transaction affects earnings. Gains and losses from hedge ineffectiveness are recognized in current earnings.

Foreign Currency Exchange Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets and liabilities recorded in our consolidated balance sheets. The foreign currency forward contracts are not designated as hedging instruments. Gains and losses on foreign currency forward contracts are recognized in other operating expenses (income), net and are offset by the gains or losses resulting from the settlement of the underlying foreign currency denominated assets and liabilities. At September 30, 2014, we had no outstanding foreign currency forward contracts to hedge the remeasurement of certain foreign currency-denominated intercompany loans.

We are exposed to foreign currency risk as the cash consideration payable to Tim Hortons shareholders in connection with the Tim Hortons Transaction will be denominated in Canadian dollars. During the three months ended September 30, 2014, we entered into a foreign currency swap and two foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar. These derivative instruments do not qualify for hedge accounting and changes in fair values are immediately recognized in other operating expenses (income), net in current earnings. At September 30, 2014, we had outstanding a foreign currency swap to exchange $4,000.0 million U.S. dollars for C$4,347.2 million Canadian dollars with a maturity date of December 31, 2014. We also had two foreign currency option contracts to exchange $5,230.0 million U.S. dollars for C$5,635.3 million Canadian dollars with a maturity date of December 30, 2014. The foreign currency option contracts have a total premium of $59.9 million that is due at settlement and has been recorded as a liability within other accrued liabilities at September 30, 2014. Refer to Note 2 for additional information about the Tim Hortons Transaction and the Company’s hedging activities.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Interest rate caps	$0.4	$(2.4)	$(1.9)	$0.9
Forward-starting interest rate swaps	$(22.9)	$(1.3)	$(129.9)	$121.2
Derivatives designated as net investment hedges:
Cross-currency rate swaps	$34.9	$(16.7)	$36.6	$(9.2)

	Gain (Loss) Reclassified from AOCI into Interest Expense, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges:
Interest rate caps	$(2.4)	$(1.7)	$(6.6)	$(4.3)

	Gain (Loss) Reclassified from AOCI into Other operating expenses (income), net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives discontinued as hedging instruments:
Interest rate caps	$(26.6)	$—	$(26.6)	$—
Forward-starting interest rate swaps	$40.0	$—	$40.0	$—

	Gain (Loss) Recognized in Other operating expenses (income), net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Forward-starting interest rate swaps	$12.1	$—	$12.1	$—
Foreign currency exchange contracts	$(113.6)	$—	$(113.6)	$(0.9)

Note 14. Share-Based Compensation

Share-based incentive awards are provided to employees, directors and other persons who provide services to the Company and its subsidiaries under the terms of various share-based compensation plans.

During the nine months ended September 30, 2014, approximately 3,622,000 stock options were granted. These awards generally cliff vest five years from the original grant date and expire ten years following the grant date.

We recorded $3.5 million of share-based compensation expense in selling, general and administrative expenses for the three months ended September 30, 2014 compared to $2.4 million for the three months ended September 30, 2013. We recorded $9.5 million of share-based compensation expense in selling, general and administrative expenses for the nine months ended September 30, 2014 compared to $7.1 million for the nine months ended September 30, 2013.

See Note 2 for a description of the treatment of the Company’s equity awards upon completion of the Tim Hortons Transaction.

Note 15. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options. We exclude stock options from the calculation of diluted earnings per share if the effect of including such stock options is anti-dilutive.

Basic and diluted earnings (loss) per share are as follows (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(23.5)	$68.2	$112.0	$166.9
Denominator:
Weighted average shares—basic	352.0	351.2	351.9	350.9
Effect of dilutive securities	—	6.9	7.3	6.8

Weighted average shares—diluted (a)	352.0	358.1	359.2	357.7

Basic earnings (loss) per share	$(0.07)	$0.19	$0.32	$0.48
Diluted earnings (loss) per share	$(0.07)	$0.19	$0.31	$0.47
Anti-dilutive stock options outstanding	19.5	2.9	3.6	2.9

(a)	Basic and diluted weighted average common shares outstanding are equivalent for the three months ended September 30, 2014 because a net loss was reported during this period causing any potentially dilutive securities to be anti-dilutive. Therefore, 19.5 million shares of potentially dilutive securities were excluded in the calculation of diluted earnings per share since their impact would have been anti-dilutive.

Note 16. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Franchise royalties	$182.3	$171.8	$516.9	$486.0
Property revenues	54.3	54.8	162.1	159.7
Franchise fees and other revenue	23.4	21.5	46.3	34.6

Franchise and property revenues	$260.0	$248.1	$725.3	$680.3

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	U.S. & Canada	EMEA	LAC	APAC	Total
Number of restaurants:
Franchise restaurants at December 31, 2013	7,384	3,450	1,550	1,231	13,615
Franchise—Openings	55	241	85	142	523
Franchise—Closures	(123)	(60)	(23)	(24)	(230)

Franchise restaurants at September 30, 2014	7,316	3,631	1,612	1,349	13,908

Company restaurants at September 30, 2014	52	—	—	—	52

System-wide restaurants at September 30, 2014	7,368	3,631	1,612	1,349	13,960

Note 17. Company restaurant expenses

Company restaurant expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Food, paper and product costs	$6.2	$8.5	$17.3	$63.8
Payroll and employee benefits	5.6	7.4	16.7	61.6
Occupancy and other operating costs	4.7	7.0	13.7	52.2

Company restaurant expenses	$16.5	$22.9	$47.7	$177.6

Note 18. Other Operating Expenses (Income), net

Other operating expenses (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$8.4	$0.3	$16.3	$0.6
Litigation settlements and reserves, net	1.6	0.1	3.8	0.6
Net losses (gains) on derivatives	147.9	—	147.9	—
Foreign exchange net (gains) losses	(18.9)	0.5	(21.4)	6.1
Equity in net (income) loss from unconsolidated affiliates	(4.1)	2.9	5.8	9.7
Other, net	6.9	2.8	9.2	4.1

Other operating expenses (income), net	$141.8	$6.6	$161.6	$21.1

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

During the three months ended September 30, 2014, net losses (gains) on disposal of assets, restaurant closures and refranchisings consisted of $6.6 million in net losses associated with refranchisings and $1.8 million of net losses associated with asset disposals and restaurant closures. During the three months ended September 30, 2013, net losses (gains) on disposal of assets, restaurant closures and refranchisings consisted of $0.4 million of net losses associated with refranchisings and $0.1 million of net gains associated with asset disposals and restaurant closures.

During the nine months ended September 30, 2014, net losses (gains) on disposal of assets, restaurant closures and refranchisings consisted of $8.9 million in net losses associated with refranchisings and $7.4 million of net losses associated with asset disposals and restaurant closures. During the nine months ended September 30, 2013, net losses (gains) on disposal of assets, restaurant closures and refranchisings consisted of $2.3 million of net gains associated with refranchisings, $1.0 million of net losses from sale of subsidiaries and $1.9 million of net losses associated with asset disposals and restaurant closures.

Net losses (gains) on derivatives

During the three and nine months ended September 30, 2014, we entered into a foreign currency swap and two foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the Tim Hortons Transaction. We recorded a net loss on derivatives of $113.6 million related to the change in fair value on these instruments and an expense of $59.8 million related to the premium on the foreign currency option contracts. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a gain of $12.1 million related to the change in fair value on our forward-starting interest rate swaps and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments. See Note 13 for additional information about accounting for our derivative instruments.

Equity in net (income) loss from unconsolidated affiliates

Equity in net (income) loss from unconsolidated affiliates reflects our share of investee net income or loss. During the three months ended September 30, 2014, we recorded a $5.8 million noncash dilution gain included in equity in net (income) loss from unconsolidated affiliates on the issuance of stock by Carrols Restaurant Group, Inc. (“Carrols”), one of our equity method investees. This issuance of common stock reduced our ownership interest in Carrols from approximately 29 percent to approximately 21 percent. The dilution gain reflects an adjustment to the difference between the carrying value of our investment in Carrols and the amount of our underlying equity in the net assets of Carrols.

Note 19. Guarantees, Commitments and Contingencies

Litigation

On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff is seeking monetary damages and injunctive relief. On August 19, 2014, the Company agreed to pay $8.5 million to settle the lawsuit. The parties are currently working to finalize a settlement agreement and then expect to seek court approval of the settlement.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property. The Company has an estimated liability of approximately $13.0 million as of September 30, 2014, representing the Company’s best estimate within the range of losses which could be incurred in connection with pending litigation matters.

Guarantees

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of September 30, 2014, there were $126.5 million of loans outstanding to franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $197.0 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $32.3 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded. As of September 30, 2014, the liability reflecting the fair value of these guarantee obligations was $5.3 million. No significant payments have been made by us in connection with these guarantees through September 30, 2014.

See Note 2 for a description of guarantees that we entered into in connection with the Tim Hortons Transaction.

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

Revenues by geographic segment consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
U.S. and Canada	$166.8	$172.1	$475.0	$509.6
EMEA	77.1	71.3	205.5	265.7
LAC	18.8	18.1	55.1	65.2
APAC	16.2	13.6	45.4	40.6

Total revenues	$278.9	$275.1	$781.0	$881.1

Only the U.S. represented more than 10% of our total revenues during the three and nine months ended September 30, 2014 and the three months ended September 30, 2013 and only the U.S. and Germany represented more than 10% of our total revenues during the nine months ended September 30, 2013. Revenues in the U.S. totaled $159.6 million for the three months ended September 30, 2014, compared to $164.5 million for the three months ended September 30, 2013. Revenues in the U.S. totaled $454.2 million for the nine months ended September 30, 2014, compared to $455.6 million for the nine months ended September 30, 2013. Revenues in Germany totaled $98.1 million for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Income:
U.S. and Canada	$116.2	$121.6	$332.1	$326.6
EMEA	61.0	49.2	161.3	136.5
LAC	16.7	16.0	49.0	46.6
APAC	14.7	11.4	39.9	33.2
Unallocated Management G&A	(14.2)	(22.2)	(45.4)	(59.4)

Adjusted EBITDA	194.4	176.0	536.9	483.5
Share-based compensation and non-cash incentive compensation expense	4.5	3.5	12.2	9.4
Global portfolio realignment project costs	—	4.7	—	23.6
Transaction and strategic realignment costs	30.7	—	30.7	—
Other operating expenses (income), net	141.8	6.6	161.6	21.1

EBITDA	17.4	161.2	332.4	429.4
Depreciation and amortization	16.5	15.7	48.7	48.3

Income from operations	0.9	145.5	283.7	381.1
Interest expense, net	51.3	50.2	151.9	149.3
Income tax (benefit) expense	(26.9)	27.1	19.8	64.9

Net income (loss)	$(23.5)	$68.2	$112.0	$166.9

Note 21. Supplemental Financial Information

On October 19, 2010, Burger King Corporation (“BKC”) issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Burger King Holdings, Inc. and the U.S. subsidiaries of BKC (the “Guarantors”). All subsidiary Guarantors are 100% owned by BKC. On April 19, 2011, Burger King Capital Holdings, LLC (“BKCH”) and Burger King Capital Finance, Inc. (“BKCF” and together with BKCH, the “Issuers”) issued the Discount Notes. In August 2012, the Company entered into a Supplemental Indenture with respect to the Senior Notes and a Supplemental Indenture with respect to the Discount Notes (the “Supplemental Indentures”) to guarantee BKC’s obligations under the Senior Notes and the Issuers’ obligations under the Discount Notes. The Supplemental Indentures allow the financial reporting obligation under the Indentures to be satisfied through the reporting of the Company’s consolidated financial information. The 2012 Credit Agreement allows the financial reporting obligation of BKC to be satisfied through the reporting of the Company’s consolidated financial information, provided that the financial information of BKC and its subsidiaries is presented on a standalone basis. The non-U.S. subsidiaries of BKC are identified below as the “Non-Guarantors”.

The following represents the condensed consolidating financial information for BKC (Issuer), the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated. The condensed consolidating financial information of BKW is combined with the financial information of BKCF and presented in a single column under the heading “BKW.” The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had BKC, Guarantors and Non-Guarantors operated as independent entities.

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of September 30, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4.3	$—	$644.1	$—	$365.3	$—	$1,013.7
Trade and notes receivable, net	5.4	—	108.8	—	53.4	—	167.6
Prepaids and other current assets, net	—	0.8	77.5	—	23.2	—	101.5
Deferred income taxes, net	2.3	—	75.3	—	2.2	—	79.8

Total current assets	12.0	0.8	905.7	—	444.1	—	1,362.6
Property and equipment, net	—	—	713.7	—	60.6	—	774.3
Intangible assets, net	—	—	1,513.7	—	1,179.4	—	2,693.1
Goodwill	—	—	359.6	—	253.3	—	612.9
Net investment in property leased to franchisees	—	—	135.3	—	9.8	—	145.1
Intercompany receivable	8.5	23.5	67.7	—	—	(99.7)	—
Investment in subsidiaries	1,357.6	1,818.7	1,695.1	1,818.7	—	(6,690.1)	—
Other assets, net	—	5.2	150.2	—	59.7	—	215.1

Total assets	$1,378.1	$1,848.2	$5,541.0	$1,818.7	$2,006.9	$(6,789.8)	$5,803.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$26.8	$—	$7.2	$—	$34.0
Accrued advertising	—	—	40.5	—	19.0	—	59.5
Other accrued liabilities	—	—	356.6	—	54.8	—	411.4
Current portion of long term debt and capital leases	—	—	97.1	—	3.1	—	100.2

Total current liabilities	—	—	521.0	—	84.1	—	605.1
Term debt, net of current portion	—	490.9	2,359.4	—	—	—	2,850.3
Capital leases, net of current portion	—	—	52.1	—	14.4	—	66.5
Other liabilities, net	0.8	—	240.8	—	27.8	—	269.4
Payables to affiliates	—	—	—	—	99.7	(99.7)	—
Deferred income taxes, net	(3.8)	(0.3)	549.0	—	85.8	—	630.7

Total liabilities	(3.0)	490.6	3,722.3	—	311.8	(99.7)	4,422.0
Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,252.8	1,186.7	1,536.7	1,537.7	1,331.0	(5,592.1)	1,252.8
Retained earnings	260.1	298.9	410.0	409.0	509.1	(1,627.0)	260.1
Accumulated other comprehensive income (loss)	(128.0)	(128.0)	(128.0)	(128.0)	(145.0)	529.0	(128.0)
Treasury stock, at cost	(7.3)	—	—	—	—	—	(7.3)

Total stockholders’ equity	1,381.1	1,357.6	1,818.7	1,818.7	1,695.1	(6,690.1)	1,381.1

Total liabilities and stockholders’ equity	$1,378.1	$1,848.2	$5,541.0	$1,818.7	$2,006.9	$(6,789.8)	$5,803.1

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5.7	$—	$553.2	$—	$228.0	$—	$786.9
Trade and notes receivable, net	—	—	127.6	—	52.1	—	179.7
Prepaids and other current assets, net	—	17.7	45.1	—	7.0	—	69.8
Deferred income taxes, net	2.4	—	33.7	—	1.9	—	38.0

Total current assets	8.1	17.7	759.6	—	289.0	—	1,074.4
Property and equipment, net	—	—	733.6	—	67.9	—	801.5
Intangible assets, net	—	—	1,530.7	—	1,265.3	—	2,796.0
Goodwill	—	—	359.6	—	270.4	—	630.0
Net investment in property leased to franchisees	—	—	151.8	—	11.3	—	163.1
Intercompany receivable	11.5	—	97.0	—	—	(108.5)	—
Investment in subsidiaries	1,492.7	1,926.6	1,675.7	1,926.6	—	(7,021.6)	—
Other assets, net	—	5.8	289.4	—	68.3	—	363.5

Total assets	$1,512.3	$1,950.1	$5,597.4	$1,926.6	$1,972.2	$(7,130.1)	$5,828.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$—	$—	$21.1	$—	$10.0	$—	$31.1
Accrued advertising	—	—	33.8	—	22.7	—	56.5
Other accrued liabilities	(0.4)	(31.6)	164.2	—	44.8	—	177.0
Current portion of long term debt and capital leases	—	—	78.2	—	3.2	—	81.4

Total current liabilities	(0.4)	(31.6)	297.3	—	80.7	—	346.0
Term debt, net of current portion	—	453.1	2,427.1	—	—	—	2,880.2
Capital leases, net of current portion	—	—	57.7	—	17.7	—	75.4
Other liabilities, net	0.5	0.1	283.8	—	33.5	—	317.9
Payables to affiliates	—	36.2	—	—	72.3	(108.5)	—
Deferred income taxes, net	(4.0)	(0.4)	604.9	—	92.3	—	692.8

Total liabilities	(3.9)	457.4	3,670.8	—	296.5	(108.5)	4,312.3
Stockholders’ equity:
Common stock	3.5	—	—	—	—	—	3.5
Additional paid-in capital	1,239.9	1,173.8	1,523.8	1,524.8	1,328.9	(5,551.3)	1,239.9
Retained earnings	225.5	264.3	348.2	347.2	373.1	(1,332.8)	225.5
Accumulated other comprehensive income (loss)	54.6	54.6	54.6	54.6	(26.3)	(137.5)	54.6
Treasury stock, at cost	(7.3)	—	—	—	—	—	(7.3)

Total stockholders’ equity	1,516.2	1,492.7	1,926.6	1,926.6	1,675.7	(7,021.6)	1,516.2

Total liabilities and stockholders’ equity	$1,512.3	$1,950.1	$5,597.4	$1,926.6	$1,972.2	$(7,130.1)	$5,828.5

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES Condensed Consolidating Statements of Operations Three Months Ended September 30, 2014 (Unaudited)
	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$162.6	$—	$97.4	$—	$260.0
Company restaurant revenues	—	—	18.9	—	—	—	18.9

Total revenues	—	—	181.5	—	97.4	—	278.9
Franchise and property expenses	—	—	28.9	—	12.5	—	41.4
Company restaurant expenses	—	—	16.5	—	—	—	16.5
Selling, general and administrative expenses	—	—	64.6	—	13.7	—	78.3
Intercompany expenses	—	—	(1.3)	—	1.3	—	—
Other operating expenses (income), net	—	—	156.4	—	(14.6)	—	141.8

Total operating costs and expenses	—	—	265.1	—	12.9	—	278.0

Income (loss) from operations	—	—	(83.6)	—	84.5	—	0.9
Interest expense, net	—	13.1	37.8	—	0.4	—	51.3

Income (loss) before income taxes	—	(13.1)	(121.4)	—	84.1	—	(50.4)
Income tax expense (benefit)	—	(4.6)	(49.6)	—	27.3	—	(26.9)

Income (loss) from continuing operations	—	(8.5)	(71.8)	—	56.8	—	(23.5)
Equity in earnings of subsidiaries	(23.5)	(15.0)	56.8	(15.0)	—	(3.3)	—

Net income (loss)	$(23.5)	$(23.5)	$(15.0)	$(15.0)	$56.8	$(3.3)	$(23.5)

Total comprehensive income (loss)	$(132.1)	$(132.1)	$(123.6)	$(123.6)	$(52.2)	$431.5	$(132.1)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES Condensed Consolidating Statements of Operations Nine Months Ended September 30, 2014 (Unaudited)
	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$462.3	$—	$263.0	$—	$725.3
Company restaurant revenues	—	—	55.7	—	—	—	55.7

Total revenues	—	—	518.0	—	263.0	—	781.0
Franchise and property expenses	—	—	80.8	—	33.7	—	114.5
Company restaurant expenses	—	—	47.7	—	—	—	47.7
Selling, general and administrative expenses	—	—	134.2	—	39.3	—	173.5
Intercompany expenses	—	—	(4.4)	—	4.4	—	—
Other operating expenses, net	—	—	168.1	—	(6.5)	—	161.6

Total operating costs and expenses	—	—	426.4	—	70.9	—	497.3

Income (loss) from operations	—	—	91.6	—	192.1	—	283.7
Interest expense, net	—	38.4	112.5	—	1.0	—	151.9

Income (loss) before income taxes	—	(38.4)	(20.9)	—	191.1	—	131.8
Income tax expense (benefit)	—	(11.2)	(24.1)	—	55.1	—	19.8

Income (loss) from continuing operations	—	(27.2)	3.2	—	136.0	—	112.0
Equity in earnings of subsidiaries	112.0	139.2	136.0	139.2	—	(526.4)	—

Net income (loss)	$112.0	$112.0	$139.2	$139.2	$136.0	$(526.4)	$112.0

Total comprehensive income (loss)	$(70.6)	$(70.6)	$(43.4)	$(43.4)	$17.3	$140.1	$(70.6)

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES Condensed Consolidating Statements of Operations Three Months Ended September 30, 2013 (Unaudited)
	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$167.1	$—	$81.0	$—	$248.1
Company restaurant revenues	—	—	18.7	—	8.3	—	27.0
Intercompany revenues	—	—	—	—	—	—	—

Total revenues	—	—	185.8	—	89.3	—	275.1
Franchise and property expenses	—	—	29.0	—	11.5	—	40.5
Company restaurant expenses	—	—	15.6	—	7.3	—	22.9
Selling, general and administrative expenses	—	—	43.8	—	15.8	—	59.6
Intercompany expenses	—	—	(0.6)	—	0.6	—	—
Other operating expenses (income), net	—	—	0.6	—	6.0	—	6.6

Total operating costs and expenses	—	—	88.4	—	41.2	—	129.6

Income (loss) from operations	—	—	97.4	—	48.1	—	145.5
Interest expense, net	—	11.8	37.6	—	0.8	—	50.2

Income (loss) before income taxes	—	(11.8)	59.8	—	47.3	—	95.3
Income tax expense (benefit)	—	(3.4)	16.7	—	13.8	—	27.1

Income (loss) from continuing operations	—	(8.4)	43.1	—	33.5	—	68.2
Equity in earnings of subsidiaries	68.2	76.6	33.5	76.6	—	(254.9)	—

Net income (loss)	$68.2	$68.2	$76.6	$76.6	$33.5	$(254.9)	$68.2

Total comprehensive income (loss)	$100.9	$100.9	$109.3	$109.3	$78.1	$(397.6)	$100.9

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES Condensed Consolidating Statements of Operations Nine Months Ended September 30, 2013 (Unaudited)
	BKW	BKCH	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Franchise and property revenues	$—	$—	$455.6	$—	$224.7	$—	$680.3
Company restaurant revenues	—	—	57.2	—	143.6	—	200.8
Intercompany revenues	—	—	1.6	—	(1.6)	—	—

Total revenues	—	—	514.4	—	366.7	—	881.1
Franchise and property expenses	—	—	81.2	—	32.3	—	113.5
Company restaurant expenses	—	—	49.9	—	127.7	—	177.6
Selling, general and administrative expenses	—	—	131.0	—	56.8	—	187.8
Intercompany expenses	—	—	(0.9)	—	0.9	—	—
Other operating expenses (income), net	—	—	14.8	—	6.3	—	21.1

Total operating costs and expenses	—	—	276.0	—	224.0	—	500.0

Income (loss) from operations	—	—	238.4	—	142.7	—	381.1
Interest expense, net	—	34.5	111.8	—	3.0	—	149.3

Income (loss) before income taxes	—	(34.5)	126.6	—	139.7	—	231.8
Income tax expense (benefit)	—	(9.5)	35.7	—	38.7	—	64.9

Income (loss) from continuing operations	—	(25.0)	90.9	—	101.0	—	166.9
Equity in earnings of subsidiaries	166.9	191.9	101.0	191.9	—	(651.7)	—

Net income (loss)	$166.9	$166.9	$191.9	$191.9	$101.0	$(651.7)	$166.9

Total comprehensive income (loss)	$266.0	$266.0	$291.0	$291.0	$132.6	$(980.6)	$266.0

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2014

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$112.0	$112.0	$139.2	$139.2	$136.0	$(526.4)	$112.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(112.0)	(139.2)	(136.0)	(139.2)	—	526.4	—
Depreciation and amortization	—	—	36.6	—	12.1	—	48.7
Amortization of deferred financing cost and debt issuance discount	—	38.4	7.3	—	—	—	45.7
Equity in net (earnings) loss from unconsolidated affiliates	—	—	(1.3)	—	7.1	—	5.8
Loss (gain) on remeasurement of foreign denominated transactions	—	—	1.3	—	(23.3)	—	(22.0)
Amortization of defined benefit pension and postretirement items	—	—	(2.3)	—	(0.1)	—	(2.4)
Net losses (gains) on derivatives	—	—	154.5	—	—	—	154.5
Net losses (gains) on refranchisings and dispositions of assets	—	—	13.9	—	(2.1)	—	11.8
Bad debt (recoveries) expense, net	—	—	0.4	—	0.5	—	0.9
Share-based compensation expense	—	—	7.4	—	2.1	—	9.5
Deferred income tax (benefit) expense	0.2	0.1	(57.1)	—	(2.3)	—	(59.1)
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	(5.4)	—	21.0	—	(5.6)	—	10.0
Prepaids and other current assets	—	—	11.4	—	(0.6)	—	10.8
Accounts and drafts payable	—	—	4.1	—	(2.3)	—	1.8
Accrued advertising	—	—	(10.0)	—	(12.2)	—	(22.2)
Other accrued liabilities	—	—	76.8	—	11.2	—	88.0
Other long-term assets and liabilities	—	—	(20.0)	—	1.8	—	(18.2)

Net cash provided by (used for) operating activities	(5.2)	11.3	247.2	—	122.3	—	375.6

Cash flows from investing activities:
Payments for property and equipment	—	—	(10.7)	—	—	—	(10.7)
(Payments) proceeds from refranchisings, disposition of assets and restaurant closures	—	—	2.3	—	(8.9)	—	(6.6)
Net payments for acquired and disposed franchisee operations, net of cash acquired	—	—	(3.9)	—	—	—	(3.9)
Return of investment on direct financing leases	—	—	10.7	—	0.9	—	11.6
Other investing activities	—	—	(0.2)	—	—	—	(0.2)

Net cash provided by (used for) investing activities	—	—	(1.8)	—	(8.0)	—	(9.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(55.0)	—	(2.3)	—	(57.3)
Proceeds from stock option exercises	0.1	—	—	—	—	—	0.1
Excess tax benefits from share-based compensation	—	—	0.2	—	—	—	0.2
Dividends paid on common stock	(77.4)	—	—	—	—	—	(77.4)
Intercompany financing	81.1	(11.3)	(99.7)	—	29.9	—	—

Net cash provided by (used for) financing activities	3.8	(11.3)	(154.5)	—	27.6	—	(134.4)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	(4.6)	—	(4.6)
Increase (decrease) in cash and cash equivalents	(1.4)	—	90.9	—	137.3	—	226.8
Cash and cash equivalents at beginning of period	5.7	—	553.2	—	228.0	—	786.9

Cash and cash equivalents at end of period	$4.3	$—	$644.1	$—	$365.3	$—	$1,013.7

BURGER KING WORLDWIDE, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

(Unaudited)

	BKW	BKCH	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$166.9	$166.9	$191.9	$191.9	$101.0	$(651.7)	$166.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(166.9)	(191.9)	(101.0)	(191.9)	—	651.7	—
Depreciation and amortization	—	—	32.6	—	15.8	—	48.4
Amortization of deferred financing cost and debt issuance discount	—	34.5	7.2	—	—	—	41.7
Equity in net loss from unconsolidated affiliates	—	—	4.5	—	5.2	—	9.7
Loss (gain) on remeasurement of foreign denominated transactions	—	—	(0.5)	—	1.5	—	1.0
Amortization of defined benefit pension and postretirement items	—	—	(1.1)	—	(0.5)	—	(1.6)
Net losses (gains) on derivatives	—	—	4.3	—	—	—	4.3
Net losses (gains) on refranchisings and dispositions of assets	—	—	5.4	—	(7.9)	—	(2.5)
Bad debt (recoveries) expense, net	—	—	2.2	—	—	—	2.2
Share-based compensation expense	—	—	5.4	—	1.7	—	7.1
Deferred income tax (benefit) expense	—	16.5	7.6	—	9.2	—	33.3
Changes in current assets and liabilities, excluding dispositions:
Trade and notes receivables	—	—	7.7	—	(1.4)	—	6.3
Prepaids and other current assets	—	—	(1.0)	—	0.8	—	(0.2)
Accounts and drafts payable	—	—	(24.6)	—	(11.1)	—	(35.7)
Accrued advertising	—	—	14.0	—	(4.3)	—	9.7
Other accrued liabilities		—	9.5	—	(14.4)	—	(4.9)
Other long-term assets and liabilities	—		(19.2)	—	1.2	—	(18.0)

Net cash provided by (used for) operating activities	—	26.0	144.9	—	96.8	—	267.7

Cash flows from investing activities:
Payments for property and equipment	—	—	(8.5)	—	(2.3)	—	(10.8)
Proceeds from refranchisings, disposition of assets and restaurant closures	—	—	45.1	—	3.6	—	48.7
Payments for acquired franchisee operations, net of cash acquired	—	—	(11.9)	—	—	—	(11.9)
Return of investment on direct financing leases	—	—	10.9	—	1.0	—	11.9
Other investing activities	—	—	0.2	—	—	—	0.2

Net cash provided by (used for) investing activities	—	—	35.8	—	2.3	—	38.1

Cash flows from financing activities:
Repayments of term debt and capital leases	—	—	(35.5)	—	(2.6)	—	(38.1)
Dividends paid on common stock	(59.7)	—	—	—	—	—	(59.7)
Proceeds from stock option exercises	2.7	—	—	—	—	—	2.7
Excess tax benefits from share-based compensation	—	—	4.2	—	—	—	4.2
Intercompany financing	60.2	(26.0)	95.9	—	(130.1)		—

Net cash provided by (used for) financing activities	3.2	(26.0)	64.6	—	(132.7)	—	(90.9)

Effect of exchange rates on cash and cash equivalents	—	—	—	—	2.7	—	2.7
Increase (decrease) in cash and cash equivalents	3.2	—	245.3	—	(30.9)	—	217.6
Cash and cash equivalents at beginning of period	0.1	—	355.3	—	191.3	—	546.7

Cash and cash equivalents at end of period	$3.3	$—	$600.6	$—	$160.4	$—	$764.3

Note 22. Subsequent Event

Tim Hortons Transaction

Refer to Note 2 for a description of subsequent events that have occurred in connection with the Tim Hortons Transaction.

Dividend

On November 3, 2014, our Board of Directors approved a cash dividend to shareholders of $0.08 per share that will be paid on November 25, 2014 to shareholders of record at the close of business on November 14, 2014. Future dividends will be determined at the discretion of the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” Unless the context otherwise requires, all references to “we,” “us” and “our” refer to Burger King Worldwide, Inc. and its subsidiaries, including Burger King Holdings, Inc. (“BKH”) and Burger King Corporation (“BKC”).

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

Overview

Burger King Worldwide, Inc. (“BKW”, the “Company” or “we”) is a Delaware corporation formed on April 2, 2012 and the indirect parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of September 30, 2014, we owned or franchised a total of 13,960 restaurants in nearly 100 countries and U.S. territories worldwide. Of these restaurants, 13,908 were owned by our franchisees and 52 were Company restaurants. Our restaurants are limited service restaurants that feature flame-grilled hamburgers, chicken and other specialty sandwiches, French fries, soft drinks and other affordably-priced food items. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts and product platforms appealing to different customer groups. During our nearly 60 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers guests fast, delicious food at affordable prices.

We generate revenues from three sources: (1) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and fees paid by franchisees, (2) property income from properties that we lease or sublease to franchisees, and (3) retail sales at Company restaurants.

Tim Hortons Transaction

The Company and Tim Hortons Inc. (“Tim Hortons”) announced on August 26, 2014, that they had agreed to a transaction (the “Tim Hortons Transaction”) under the terms of the Arrangement Agreement and Plan of Merger (the “arrangement agreement”) by and among Tim Hortons, the Company, 9060669 Canada Inc., a corporation continued under the laws of Canada (f/k/a New Red Canada Partnership) (“Holdings”), New Red Canada Limited Partnership, a limited partnership organized under the laws of Ontario and wholly owned subsidiary of Holdings (f/k/a New Red Canada Partnership) (“Partnership”), Blue Merger Sub, Inc., a corporation incorporated under the laws of Delaware and a wholly owned subsidiary of Partnership (“Merger Sub”), and 8997900 Canada Inc., a corporation organized under the laws of Canada and a wholly owned subsidiary of Partnership (“Amalgamation Sub”). Holdings and Partnership are newly formed entities without significant pre-combination activities.

To effect the Tim Hortons Transaction, Amalgamation Sub will acquire all of the outstanding shares of Tim Hortons pursuant to a plan of arrangement under Canadian law, which will result in Tim Hortons becoming an indirect subsidiary of both Holdings and Partnership (the “arrangement”). Merger Sub will then merge with and into the Company, with the Company surviving the merger as an indirect subsidiary of both Holdings and Partnership (the “merger” and, together with the arrangement, the “transactions”). Holdings, which will be renamed as mutually agreed between the Company and Tim Hortons and will become a corporation organized under the laws of Canada, will be the general partner of Partnership and own a majority interest in Partnership. The balance of the partnership units of Partnership will initially be held by former holders of Company common stock in the form of newly issued Partnership exchangeable units (as defined below).

Tim Hortons must obtain the approval of its shareholders before the arrangement can be completed. On September 16, 2014, Holdings and the Partnership filed a registration statement on Form S-4 (the “Form S-4”) with the Securities and Exchange Commission (the “SEC”) pursuant to which they requested that Tim Hortons shareholders approve the arrangement at a special meeting of the shareholders of Tim Hortons. 3G Special Situations Fund II, L.P., the Company’s majority stockholder, has already committed to provide its written consent to approve the merger and adopt the arrangement agreement within five business days of the date the Form S-4 has been declared effective by the SEC, which will constitute the only stockholder approval required from holders of Company common stock. The Form S-4 is available on the SEC’s website at www.sec.gov under the filings for Holdings and Partnership. The Form S-4 was declared effective by the SEC on November 5, 2014.

If the arrangement is completed, each common shareholder of Tim Hortons will be entitled to receive C$65.50 in cash and 0.8025 newly issued Holdings common shares in exchange for each Tim Hortons common share held by such shareholder. However, Tim Hortons shareholders may make an election to receive cash, which will entitle such shareholder to receive C$88.50 in cash in exchange for each Tim Hortons common share held by such shareholder, or make an election to receive Holdings common shares, which will entitle such shareholder to receive 3.0879 newly issued Holdings common shares in exchange for each Tim Hortons common share held by such shareholder, in each case, subject to proration in accordance with the plan of arrangement.

If the merger is completed, each share of Company common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive, if no exchangeable election (as described below) has been made with respect to such common stock, 0.99 newly issued Holdings common shares and 0.01 newly issued exchangeable units of the Partnership (“Partnership exchangeable units”), subject to proration as set forth in the arrangement agreement. A stockholder of the Company may make an election to receive consideration solely in the form of Partnership exchangeable units which will entitle such stockholder to receive one Partnership exchangeable unit in exchange for each share of Company common stock, subject to proration as set forth in the arrangement agreement.

At the effective time of the merger, each outstanding stock option to acquire common stock of the Company (“Company option”) will be converted into the right to receive, on the same terms and conditions as were applicable under the award agreement issued in connection with such Company option (including with respect to vesting and exercise price), an option to acquire common shares from Holdings in respect of the same number of Holdings common shares as were subject to the underlying Company option. At the effective time of the merger, each outstanding restricted stock unit of the Company (each a “Company restricted stock unit”) will be converted into the right to receive, on the same terms and conditions as were applicable under the award agreement issued in connection with such Company restricted stock unit (including with respect to vesting), a restricted stock unit with respect to the same number of Holdings common shares as were subject to the underlying Company restricted stock unit.

Upon the closing of the Tim Hortons Transaction, we estimate that former Tim Hortons shareholders will own approximately 22% of the common equity of the combined company through ownership of Holdings common shares and former Company stockholders will own approximately 76% of the combined company through ownership of both Holdings common shares and Partnership exchangeable units, in each case, on a fully exchanged and fully-diluted basis. Additionally, former Company board members will hold a majority of board seats in the combined entity. Based on the foregoing, the Company will be the acquirer in the transactions for accounting purposes.

The Company anticipates that the total funds needed to complete the transactions, including the funds needed to:

•	pay Tim Hortons shareholders (and holders of its other equity-based interests) the amounts due to them under the arrangement agreement and pay related expenses, which would be approximately $8,628.6 million based on the number of common shares of Tim Hortons (and its other equity-based interests) outstanding as of June 30, 2014; and

•	refinance certain indebtedness of the Company and Tim Hortons at the closing of the transactions, which, as of June 30, 2014, was approximately $4,086.9 million;

will be funded through a combination of:

•	$3,000.0 million in equity contributed by Berkshire Hathaway Inc.;

•	$6,750.0 million of term loans under the senior secured credit facilities (along with a $500.0 million revolving credit facility that will not be drawn to fund the transactions);

•	the issuance of $2,250.0 million aggregate principal amount of 6.00% senior secured second lien notes due 2022 (the “New Senior Notes”); and

•	the balance will be funded using the Company’s existing cash balance.

On October 8, 2014, 1011778 B.C. Unlimited Liability Company (“Newco”) and New Red Finance, Inc., which are entities created by the Company in connection with the Tim Hortons Transaction (the “New Issuers”), consummated the offering of the New Senior Notes. The gross proceeds from the sale of the New Senior Notes, together with an additional $10.9 million of prepaid interest, were deposited into an escrow account with Wilmington Trust, National Association, as trustee and escrow agent. We intend to make additional deposits in amounts equal to prepaid interest of approximately $11.3 million per month on behalf of the New Issuers until the release of the escrowed funds upon the closing of the Tim Hortons Transaction. Prior to the closing of the Tim Hortons Transaction, the New Senior Notes will not be guaranteed by the Company or any of its subsidiaries or by Tim Hortons or any of its subsidiaries. If the Tim Hortons Transaction is not consummated on or prior to May 26, 2015 and the New Issuers notify the trustee and the escrow agent that the arrangement agreement has been terminated, the New Senior Notes will be subject to a special mandatory redemption at a price equal to 100% of the initial issue price of the New Senior Notes, plus accrued and unpaid interest from October 8, 2014, to, but not including, the date of such special mandatory redemption.

On October 27, 2014, the New Issuers entered into a credit agreement with JPMorgan Chase, N.A., as administrative agent, and the other lenders party thereto in connection with the New Credit Facilities, and the proceeds from the $6,750.0 million of term loans under the senior secured credit facilities, together with an additional $27.0 million of prepaid interest, were deposited into an escrow account with JPMorgan Chase, N.A., as escrow agent and administrative agent. We intend to make additional deposits in amounts equal to prepaid interest of approximately $26.2 million per month on behalf of the New Issuers until the release of the escrowed funds upon the closing of the Tim Hortons Transaction. Prior to the closing of the Tim Hortons Transaction, the New Credit Facilities will not be guaranteed by the Company or any of its subsidiaries or by Tim Hortons or any of its subsidiaries. If the Tim Hortons Transaction is not consummated on or prior to May 26, 2015, the escrow agent will promptly release the funds held in the escrow account to the administrative agent.

During October 2014, Newco entered into derivative instruments as part of an enterprise risk management strategy, developed in connection with the Tim Hortons Transaction, consisting of USD/CAD foreign exchange forwards and interest rate swaps with an aggregate notional amount of approximately $11.0 billion. If the Tim Hortons Transaction is not consummated, Newco will terminate these derivative instruments and we will realize a gain or loss based on the market value of the derivative instruments at the date of the termination. We have entered into guarantees in favor of Newco’s counterparties pursuant to which we agreed to guarantee all amounts payable by Newco under these derivative instruments.

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

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partnerships to accelerate development through joint ventures and master franchise and development agreements (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred $4.7 million of general and administrative expenses consisting of professional fees and severance, including $1.5 million of severance related to the departure of our Chairman, North America, during the three months ended September 30, 2013 and $23.6 million during the nine months ended September 30, 2013. In 2013, we completed our global portfolio realignment project, including our refranchising initiative. We continue to own and operate 52 restaurants in Miami, Florida, which we expect to use as a base for the testing of new products and systems. We also expect to continue to enter into joint ventures and master franchise and development agreements as part of our business strategy to accelerate development.

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

Transaction and Strategic Realignment Costs

On August 26, 2014, we entered into the arrangement agreement and incurred certain one-time transaction expenses in connection with the Tim Hortons Transaction, primarily related to financing, legal, and advisory professional fees. We recorded $30.7 million of general and administrative expenses associated with the Tim Hortons Transaction during the three and nine months ended September 30, 2014. We also began implementing a strategic realignment of our global structure to better accommodate the needs of the combined business and support successful global growth. As a result, we expect to incur certain non-recurring general and administrative expenses, including one-time compensation costs, training expenses, and other professional fees, in connection with these initiatives.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Tabular amounts in millions unless noted otherwise.

The following tables present our results of operations and key business metrics for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Revenues:
Franchise and property revenues	$260.0	$248.1	$11.9	4.8%	$725.3	$680.3	$45.0	6.6%
Company restaurant revenues	18.9	27.0	(8.1)	(30.0)%	55.7	200.8	(145.1)	(72.3)%

Total revenues	278.9	275.1	3.8	1.4%	781.0	881.1	(100.1)	(11.4)%

Franchise and property expenses	41.4	40.5	(0.9)	(2.2)%	114.5	113.5	(1.0)	(0.9)%
Company restaurant expenses	16.5	22.9	6.4	27.9%	47.7	177.6	129.9	73.1%
Selling, general and administrative expenses	78.3	59.6	(18.7)	(31.4)%	173.5	187.8	14.3	7.6%
Other operating expenses (income), net	141.8	6.6	(135.2)	NM	161.6	21.1	(140.5)	NM

Total operating costs and expenses	278.0	129.6	(148.4)	(114.5)%	497.3	500.0	2.7	0.5%

Income from operations	0.9	145.5	(144.6)	(99.4)%	283.7	381.1	(97.4)	(25.6)%
Interest expense, net	51.3	50.2	(1.1)	(2.2)%	151.9	149.3	(2.6)	(1.7)%

(Loss) income before income taxes	(50.4)	95.3	(145.7)	(152.9)%	131.8	231.8	(100.0)	(43.1)%
Income tax (benefit) expense	(26.9)	27.1	54.0	199.3%	19.8	64.9	45.1	69.5%

Net income (loss)	$(23.5)	$68.2	$(91.7)	(134.5)%	$112.0	$166.9	$(54.9)	(32.9)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
FX Impact Favorable/(Unfavorable)	2014	2013	2014	2013
Consolidated total revenues	$(2.1)	$(2.4)	$(5.9)	$(5.2)
Consolidated franchise and property expenses	(0.1)	0.1	(0.6)	0.3
Consolidated SG&A	(0.1)	(0.6)	(0.8)	(0.9)
Consolidated income from operations	(2.3)	(3.4)	(7.4)	(6.2)
Consolidated net income	(2.5)	(3.4)	(8.2)	(6.2)
Consolidated adjusted EBITDA	(2.1)	(2.3)	(5.8)	(5.1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Key Business Metrics	2014	2013	2014	2013
System-wide sales growth	7.7%	4.9%	6.7%	3.7%
Franchise sales	$4,448.3	$4,184.8	$12,653.5	$11,916.1
System comparable sales growth	2.4%	0.9%	1.8%	0.0%
System Net Restaurant Growth (NRG)	152	133	293	262
Net refranchisings	—	—	—	338
Restaurant counts at period end
Company	52	74	52	74
Franchise	13,908	13,185	13,908	13,185
System	13,960	13,259	13,960	13,259

NM	— not meaningful

System Comparable Sales Growth

Worldwide system comparable sales of 2.4% during the three months ended September 30, 2014, reflects comparable sales growth in U.S. and Canada, EMEA and APAC, partially offset by a comparable sales decline in LAC.

Worldwide system comparable sales of 1.8% during the nine months ended September 30, 2014, reflects comparable sales growth in all of our segments.

Franchise and Property

During the three months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $12.4 million in franchise royalties driven by worldwide net restaurants growth of 701 restaurants during the trailing twelve-month period and comparable sales growth in the U.S. and Canada, EMEA and APAC, and an increase of $2.1 million in franchise fees and other revenue, partially offset by a decrease of $0.5 million in property revenue. Franchise and property revenues had a $2.1 million unfavorable FX impact during the current period.

During the nine months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $36.9 million in franchise royalties driven by worldwide net restaurants growth of 701 restaurants during the trailing twelve-month period, the net refranchising of 360 Company restaurants during 2013 and comparable sales growth in all of our segments, an increase of $11.8 million in franchise fees and other revenue driven primarily by an increase in renewal franchise fees, and an increase of $2.2 million in property revenue. Franchise and property revenues had a $5.9 million unfavorable FX impact during the current period.

During the three and nine months ended September 30, 2014, franchise and property expenses were relatively unchanged from the same periods during the prior year.

Company restaurants

During the three and nine months ended September 30, 2014, Company restaurant revenues and expenses decreased primarily due to the net refranchising of 360 Company restaurants during 2013.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Selling expenses	$0.6	$1.3	$0.7	53.8%	$0.9	$6.0	$5.1	85.0%

Management general and administrative expenses	39.0	47.3	8.3	17.5%	119.6	140.6	21.0	14.9%
Share-based compensation and non-cash incentive compensation expense	4.5	3.5	(1.0)	(28.6)%	12.2	9.4	(2.8)	(29.8)%
Depreciation and amortization	3.5	2.8	(0.7)	(25.0)%	10.1	8.2	(1.9)	(23.2)%
Global portfolio realignment project costs	—	4.7	4.7	100.0%	—	23.6	23.6	100.0%
Transaction and strategic realignment costs	30.7	—	(30.7)	NM	30.7	—	(30.7)	NM

Total general and administrative expenses	77.7	58.3	(19.4)	(33.3)%	172.6	181.8	9.2	5.1%

Selling, general and administrative expenses	$78.3	$59.6	$(18.7)	(31.4)%	$173.5	$187.8	$14.3	7.6%

NM —not meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions and the decrease was primarily a result of the net refranchisings of Company restaurants during 2013. Management general and administrative expenses (“Management G&A”) is comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices. The decrease in Management G&A was driven primarily by a decrease in salary and fringe benefits. The increase in share-based compensation and non-cash incentive compensation expense is mainly due to additional stock options granted during the nine months ended September 30, 2014. The increase in depreciation and amortization expenses is due to corporate capital expenditures during the trailing twelve month period. The non-recurrence of global portfolio realignment project costs is due to the completion of our global portfolio realignment project during 2013. We recorded transaction related expenses and strategic initiative costs associated with the Tim Hortons Transaction during the three and nine months ended September 30, 2014 primarily related to financing, legal, and advisory professional fees. Selling, general and administrative expenses had an unfavorable FX impact of $0.1 million and $0.8 million during the three and nine months ended September 30, 2014, respectively.

Other operating expenses (income), net

Our other operating expenses (income), net were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$8.4	$0.3	$16.3	$0.6
Litigation settlements and reserves, net	1.6	0.1	3.8	0.6
Net losses (gains) on derivatives	147.9	—	147.9	—
Foreign exchange net (gains) losses	(18.9)	0.5	(21.4)	6.1
Equity in net (income) loss from unconsolidated affiliates	(4.1)	2.9	5.8	9.7
Other, net	6.9	2.8	9.2	4.1

Other operating expenses (income), net	$141.8	$6.6	$161.6	$21.1

During the three and nine months ended September 30, 2014, we entered into a foreign currency swap and two foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar in connection with the cash portion of the purchase price of the Tim Hortons Transaction. We recorded a net loss on derivatives of $113.6 million related to the change in fair value on these instruments and an expense of $59.8 million related to the premium on the foreign currency option contracts. Additionally, as a result of discontinuing hedge accounting on our interest rate caps and forward-starting interest rate swaps, we recognized a gain of $12.1 million related to the change in fair value on our forward-starting interest rate swaps and a net gain of $13.4 million related to the reclassification of amounts from AOCI into earnings related to both instruments. See Note 13 to the accompanying unaudited condensed consolidated financial statements for additional information about accounting for our derivative instruments.

Equity in net (income) loss from unconsolidated affiliates reflects our share of investee net income or loss. During the three and nine months ended September 30, 2014, we recorded a $5.8 million noncash dilution gain included in equity in net (income) loss from unconsolidated affiliates on the issuance of stock by Carrols Restaurant Group, Inc., one of our equity method investees. See Note 18 to the accompanying unaudited condensed consolidated financial statements for additional information about accounting for our dilution gain from unconsolidated affiliates.

Interest expense, net

Our weighted average interest rate on our long-term debt was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense, net	$51.3	$50.2	$151.9	$149.3
Weighted average interest rate on long-term debt	6.9%	6.7%	6.9%	6.7%

During the three and nine months ended September 30, 2014 interest expense, net increased compared to the three and nine months ended September 30, 2013 due to a higher weighted average interest rate, partially offset by reduced borrowings resulting from principal payments of our term loans.

Income tax (benefit) expense

Our effective tax rate was a benefit of 53.4% for the three months ended September 30, 2014, as a result of the mix of income from multiple tax jurisdictions and losses on derivatives, partially offset by non-deductible transaction and strategic realignment costs. Our effective tax rate was an expense of 28.4% for the three months ended September 30, 2013, as a result of the mix of income during the period from multiple tax jurisdictions.

Our effective tax rate was an expense of 15.0% for the nine months ended September 30, 2014, as a result of the mix of income from multiple tax jurisdictions and losses on derivatives, partially offset by non-deductible transaction and strategic realignment costs. Our effective tax rate was an expense of 28.0% for the nine months ended September 30, 2013, as a result of the mix of income during the period from multiple tax jurisdictions.

Net income (loss)

We reported a net loss of $23.5 million during the three months ended September 30, 2014, compared to a net income of $68.2 million during the three months ended September 30, 2013, primarily as a result of a $144.6 million decrease in income from operations, which was primarily driven by an increase in other operating expenses (income), net and an increase in selling, general and administrative expenses. Additionally, our net loss was also impacted by an increase in interest expense, net of $1.1 million, partially offset by an income tax benefit of $26.9 million.

Our net income decreased by $54.9 million during the nine months ended September 30, 2014 primarily as a result of a $97.4 million decrease in income from operations, which was driven by an increase in other operating expenses (income), net, a decrease in Company restaurant revenues and an increase in franchise and property expenses, partially offset by an increase in franchise and property revenues, a decrease in Company restaurant expenses and a decrease in selling, general and administrative expenses. Additionally, our net income decreased as a result of an increase in interest expense, net of $2.6 million, partially offset by a decrease in income tax expense of $45.1 million.

Non-GAAP Reconciliations

The table below contains information regarding EBITDA and Adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as earnings (net income or loss) before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation and non-cash incentive compensation expense, other operating expenses (income), net, and all other specifically identified costs associated with non-recurring projects, including global portfolio realignment project costs and transaction and strategic realignment costs. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$116.2	$121.6	$(5.4)	(4.4)%	$332.1	$326.6	$5.5	1.7%
EMEA	61.0	49.2	11.8	24.0%	161.3	136.5	24.8	18.2%
LAC	16.7	16.0	0.7	4.4%	49.0	46.6	2.4	5.2%
APAC	14.7	11.4	3.3	28.9%	39.9	33.2	6.7	20.2%
Unallocated Management G&A	(14.2)	(22.2)	8.0	36.0%	(45.4)	(59.4)	14.0	23.6%

Adjusted EBITDA	194.4	176.0	18.4	10.5%	536.9	483.5	53.4	11.0%
Share-based compensation and non-cash incentive compensation expense	4.5	3.5	(1.0)	(28.6)%	12.2	9.4	(2.8)	(29.8)%
Global portfolio realignment project costs	—	4.7	4.7	NM	—	23.6	23.6	NM
Transaction and strategic realignment costs	30.7	—	(30.7)	NM	30.7	—	(30.7)	NM
Other operating expenses (income), net	141.8	6.6	(135.2)	NM	161.6	21.1	(140.5)	NM

EBITDA	17.4	161.2	(143.8)	(89.2)%	332.4	429.4	(97.0)	(22.6)%
Depreciation and amortization	16.5	15.7	(0.8)	(5.1)%	48.7	48.3	(0.4)	(0.8)%

Income from operations	0.9	145.5	(144.6)	(99.4)%	283.7	381.1	(97.4)	(25.6)%
Interest expense, net	51.3	50.2	(1.1)	(2.2)%	151.9	149.3	(2.6)	(1.7)%
Income tax (benefit) expense	(26.9)	27.1	54.0	199.3%	19.8	64.9	45.1	69.5%

Net income (loss)	$(23.5)	$68.2	$(91.7)	(134.5)%	$112.0	$166.9	$(54.9)	(32.9)%

NM — not meaningful

Adjusted EBITDA in the three months ended September 30, 2014 reflects increases in segment income in our EMEA, LAC and APAC segments and a decrease in Unallocated Management G&A, partially offset by a decrease in segment income in our U.S and Canada segment. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments. Adjusted EBITDA in the nine months ended September 30, 2014 reflects increases in segment income in all of our segments and a decrease in Unallocated Management G&A.

EBITDA for the three and nine months ended September 30, 2014 decreased primarily from an increase in other operating expenses (income), net, the incurrence of transaction related expenses and strategic realignment initiative costs and an increase in share-based compensation and non-cash incentive compensation expense, partially offset by an increase in Adjusted EBITDA as well as the non-recurrence of global portfolio realignment project costs.

Results of operations for U.S. & Canada

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Franchise:
Franchise and property revenues	$147.9	$153.4	$(5.5)	(3.6)%	$419.3	$417.2	$2.1	0.5%
Franchise and property expenses	31.8	32.5	0.7	2.2%	89.0	89.3	0.3	0.3%
Company:
Company restaurant revenues	18.9	18.7	0.2	1.1%	55.7	92.4	(36.7)	(39.7)%
CRM	2.4	3.1	(0.7)	(22.6)%	8.0	9.6	(1.6)	(16.7)%
CRM %	12.7%	16.6%	—	(3.9)%	14.4%	10.4%	—	4.0%
Segment SG&A (1)	12.4	12.2	(0.2)	(1.6)%	36.4	41.0	4.6	11.2%
Segment depreciation and amortization	10.1	9.8	(0.3)	(3.1)%	30.2	30.1	(0.1)	(0.3)%
Segment income	116.2	121.6	(5.4)	(4.4)%	332.1	326.6	5.5	1.7%

(1) Segment selling, general and administrative expenses (“Segment SG&A”) consist of segment selling expenses and segment Management G&A

FX Impact Favorable/(Unfavorable)
Segment revenues	$(0.4)	$(0.3)			$(1.4)	$(0.9)
Segment franchise and property expenses	0.2	0.2			0.6	0.2
Segment income	(0.3)	(0.2)			(0.9)	(0.4)
Key Business Metrics
System-wide sales growth	3.1%	(0.8)%			1.0%	(1.2)%
Franchise sales	$2,323.7	$2,257.7			$6,634.1	$6,548.5
System comparable sales growth	3.6%	(0.3)%			1.4%	(1.2)%
System NRG	(3)	(13)			(68)	(72)
Net Refranchisings	—	—			—	127
Restaurant counts at period end
Company	52	52			52	52
Franchise	7,316	7,352			7,316	7,352
System	7,368	7,404			7,368	7,404

System Comparable Sales Growth

During the three and nine months ended September 30, 2014, the U.S. and Canada delivered positive comparable sales growth as a result of our continued strategy of launching fewer, more impactful products.

Franchise and Property

During the three months ended September 30, 2014, the decrease in franchise and property revenues, excluding FX impact, was due primarily to a decrease of $7.2 million in franchise fees and other revenue driven by a decrease in other revenue of $8.7 million, partially offset by an increase of $2.0 million in franchise royalties primarily driven by comparable sales growth and an increase of $0.1 million in property revenue. Franchise and property revenues had a $0.4 million unfavorable FX impact during the current period.

During the nine months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $4.8 million in property revenue related to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the net refranchisings of 127 Company restaurants during 2013 and an increase of $2.3 million in franchise royalties primarily driven by comparable sales growth. This increase was partially offset by a decrease of $3.6 million in franchise fees and other revenue driven by a decrease of $8.7 million in other revenue. Franchise and property revenues had a $1.4 million unfavorable FX impact during the current period.

During the three and nine months ended September 30, 2014, the change in franchise and property expenses from the same periods in the prior year was not meaningful.

Company Restaurants

During the three months ended September 30, 2014, Company restaurant revenues were relatively unchanged from the prior year. Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, which we analyze as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM%. CRM% decreased primarily as a result of an increase in labor costs as we invest in our 52 company-owned restaurants, which we use as a test market for the overall Burger King system, to make these restaurants operationally best-in-class.

During the nine months ended September 30, 2014, Company restaurant revenues decreased primarily due to the net refranchising of 127 Company restaurants during 2013. CRM% increased primarily as a result of favorable adjustments to our self-insurance reserve, partially offset by an increase in labor costs.

Segment income

During the three months ended September 30, 2014, segment income decreased due to a decrease in franchise and property revenues net of expenses and a decrease in CRM, partially offset by a decrease in Segment SG&A. The decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

During the nine months ended September 30, 2014, segment income increased due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A, partially offset by a decrease in CRM. The decrease in Segment SG&A was driven primarily by a decrease in salary and fringe benefits.

Results of operations for EMEA

	Three Months Ended		Variance		Nine Months Ended		Variance
	September 30,		$	%	September 30,		$	%
	2014	2013	Favorable / (Unfavorable)		2014	2013	Favorable / (Unfavorable)
Franchise and property revenues	$77.1	$63.6	$13.5	21.2%	$205.5	$173.1	$32.4	18.7%
Franchise and property expenses	8.5	7.2	(1.3)	(18.1)%	22.7	21.9	(0.8)	(3.7)%
Segment SG&A	9.7	10.8	1.1	10.2%	27.9	34.1	6.2	18.2%
Segment depreciation and amortization	2.1	2.5	0.4	16.0%	6.4	7.6	1.2	15.8%
Segment income	61.0	49.2	11.8	24.0%	161.3	136.5	24.8	18.2%
FX Impact Favorable/(Unfavorable)
Segment revenues	$(0.5)	$1.0			$1.7	$1.1
Segment franchise and property expenses	(0.3)	(0.1)			(1.2)	0.1
Segment income	(0.6)	1.2			1.6	1.3
Key Business Metrics
System-wide sales growth	11.3%	10.0%			12.3%	8.8%
Franchise sales	$1,323.4	$1,194.6			$3,707.3	$3,214.5
System comparable sales growth	1.3%	2.4%			2.3%	2.1%
System NRG	75	80			181	169
Net Refranchisings	—	—			—	113
Restaurant counts at period end
Company	—	19			—	19
Franchise	3,631	3,271			3,631	3,271
System	3,631	3,290			3,631	3,290

System Comparable Sales Growth

During the three and nine months ended September 30, 2014, system comparable sales growth of 1.3% and 2.3%, respectively, in EMEA was driven primarily by comparable sales growth in Turkey, the United Kingdom, and Spain where premium limited time offerings complemented value promotions, partially offset by weakness in Germany.

Franchise and Property

During the three months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $6.8 million in franchise royalties primarily driven by NRG of 341 restaurants during the trailing twelve-month period and comparable sales growth and an increase of $7.9 million in franchise fees and other revenue driven by an increase in other revenue of $5.5 million. This increase was partially offset by a decrease of $0.7 million in property revenue. Franchise and property revenues had a $0.5 million unfavorable FX impact during the current period.

During the nine months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due primarily to an increase of $22.2 million in franchise royalties primarily driven by NRG of 341 restaurants during the trailing twelve-month period, the net refranchising of 132 Company restaurants during 2013 and comparable sales growth and an increase of $11.2 million in franchise fees and other revenue driven by an increase in other revenue of $5.8 million, partially offset by a decrease of $2.7 million in property revenue. Franchise and property revenues had a $1.7 million favorable FX impact during the current period.

During the three and nine months ended September 30, 2014, the increase in franchise and property expenses, excluding FX impact, was primarily driven by an increase in other expenses of $1.3 million.

Segment income

During the three and nine months ended September 30, 2014, segment income increased primarily due to an increase in franchise and property revenues net of expenses and a decrease in Segment SG&A. These factors were partially offset by the decrease in CRM of $1.1 million and $11.8 million, respectively, during the three and nine months ended September 30, 2014, due to the net refranchising of Company restaurants during 2013. The decrease in Segment SG&A was driven primarily by a decrease in selling expenses as a result of the net refranchisings during 2013 and a decrease in salary and fringe benefits.

Results of operations for LAC

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2014	2013	Favorable /(Unfavorable)		2014	2013	Favorable /(Unfavorable)
Franchise and property revenues	$18.8	$18.1	$0.7	3.9%	$55.1	$51.3	$3.8	7.4%
Franchise and property expenses	0.5	0.2	(0.3)	NM	1.1	0.6	(0.5)	NM
Segment SG&A	1.7	1.9	0.2	10.5%	5.2	6.7	1.5	22.4%
Segment depreciation and amortization	0.1	—	(0.1)	NM	0.2	0.6	0.4	66.7%
Segment income	16.7	16.0	0.7	4.4%	49.0	46.6	2.4	5.2%
FX Impact Favorable/(Unfavorable)
Segment revenues	$(1.5)	$(2.4)			$(5.7)	$(4.4)
Segment franchise and property expenses	—	—			—	—
Segment income	(1.5)	(2.6)			(6.0)	(5.0)
Key Business Metrics
System-wide sales growth	8.7%	17.3%			13.2%	13.6%
Franchise sales	$368.2	$366.1			$1,071.5	$1,045.2
System comparable sales growth	(3.0)%	2.1%			0.5%	(0.5)%
System NRG	29	27			62	61
Net Refranchisings	—	—			—	98
Restaurant counts at period end
Company	—	—			—	—
Franchise	1,612	1,451			1,612	1,451
System	1,612	1,451			1,612	1,451

NM—not meaningful

System Comparable Sales Growth

During the three months ended September 30, 2014, system comparable sales decline of (3.0)% in LAC was driven primarily by competitive and macroeconomic headwinds in Mexico and Puerto Rico.

During the nine months ended September 30, 2014, system comparable sales growth of 0.5% in LAC was driven primarily by comparable sales growth in Brazil, where new products and limited time offerings resonated well with our guests, partially offset by weakness in Mexico and Puerto Rico due to ongoing competitive and macroeconomic pressures.

Franchise and Property

During the three months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $1.8 million in franchise royalties primarily driven by NRG of 161 restaurants during the trailing twelve-month period, and an increase of $0.4 million in franchise fees and other revenue. Franchise and property revenues had a $1.5 million unfavorable FX impact during the current period.

During the nine months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $6.8 million in franchise royalties primarily driven by NRG of 161 restaurants during the trailing twelve-month period, the net refranchising of 98 Company restaurants during 2013 and comparable sales growth and an increase of $2.7 million in franchise fees and other revenue. Franchise and property revenues had a $5.7 million unfavorable FX impact during the current period.

During the three and nine months ended September 30, 2014, the change in franchise and property expenses from the same periods in the prior year was not meaningful.

Segment income

During the three and nine months ended September 30, 2014, segment income increased due to an increase in franchise and property revenues net of expense and a decrease in Segment SG&A, partially offset by the non-recurrence of $2.0 million of CRM during the nine months ended September 30, 2013, due to the net refranchising of Company restaurants during 2013. The decrease in Segment SG&A was driven primarily by a decrease in selling expenses as a result of the net refranchisings during 2013 and a decrease in salary and fringe benefits.

Results of operations for APAC

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			$	%			$	%
	2014	2013	Favorable /(Unfavorable)		2014	2013	Favorable /(Unfavorable)
Franchise and property revenues	$16.2	$13.0	$3.2	24.6%	$45.4	$38.7	$6.7	17.3%
Franchise and property expenses	0.6	0.6	—	NM	1.7	1.7	—	NM
Segment SG&A	1.6	1.5	(0.1)	(6.7)%	5.6	5.4	(0.2)	(3.7)%
Segment depreciation and amortization	0.7	0.6	(0.1)	(16.7)%	1.8	1.8	—	0.0%
Segment income	14.7	11.4	3.3	28.9%	39.9	33.2	6.7	20.2%
FX Impact Favorable/(Unfavorable)
Segment revenues	$0.3	$(0.7)			$(0.5)	$(1.0)
Segment franchise and property expenses	—	—			—	—
Segment income	0.3	(0.7)			(0.5)	(1.0)
Key Business Metrics
System-wide sales growth	23.3%	14.1%			17.5%	10.8%
Franchise sales	$433.0	$366.4			$1,240.6	$1,108.0
System comparable sales growth	4.1%	3.7%			3.9%	3.4%
System NRG	51	39			118	104
Net Refranchisings	—	—			—	—
Restaurant counts at period end
Company	—	3			—	3
Franchise	1,349	1,111			1,349	1,111
System	1,349	1,114			1,349	1,114

NM—not meaningful

System Comparable Sales Growth

During the three and nine months ended September 30, 2014, system comparable sales growth of 4.1% and 3.9%, respectively, in APAC was driven primarily by comparable sales growth in Australia, where new limited time offerings and value promotions performed well, and South Korea, where we launched new limited time offerings.

Franchise and Property

During the three months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $2.0 million in franchise royalties primarily driven by NRG of 235 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $0.9 million in franchise fees and other revenue. Franchise and property revenues had a $0.3 million favorable FX impact during the current period.

During the nine months ended September 30, 2014, the increase in franchise and property revenues, excluding FX impact, was due to an increase of $5.6 million in franchise royalties primarily driven by NRG of 235 restaurants during the trailing twelve-month period and comparable sales growth, and an increase of $1.6 million in franchise fees and other revenue. Franchise and property revenues had an unfavorable FX impact of $0.5 million during the current period.

During the three and nine months ended September 30, 2014, the change in franchise and property expenses from the same periods in the prior year was not meaningful.

Segment income

During the three and nine months ended September 30, 2014, segment income increased primarily due to an increase in franchise and property revenues net of expenses, partially offset by an increase in Segment SG&A. The increase in Segment SG&A was driven primarily by an increase in salary and fringe benefits.

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

At September 30, 2014, we had cash and cash equivalents of $1,013.7 million and working capital of $757.5 million. In addition, at September 30, 2014, we had borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our 2012 Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months.

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

Debt Instruments

Our long-term debt is comprised primarily of borrowings under our 2012 Credit Agreement (defined below), amounts outstanding under our Senior Notes and Discount Notes (each also defined below), and obligations under capital leases. For further information about our long-term debt, see Note 9 to the accompanying unaudited Condensed Consolidated Financial Statements included in this report.

As of September 30, 2014, we had $952.8 million in Tranche A Term Loans outstanding and $685.2 million of Tranche B Term Loans outstanding (the “2012 Term Loan Facility”) under our credit agreement dated September 28, 2012 (the “2012 Credit Agreement”). As of September 30, 2014, the interest rate was 2.50% on our outstanding Tranche A Term Loan and 3.75% on our outstanding Tranche B Term Loan. As of September 30, 2014, we had no amounts outstanding under the revolving credit facility available under the 2012 Credit Agreement (the “2012 Revolving Credit Facility”). Based on the amounts outstanding under the 2012 Term Loan Facility and the three-month LIBOR rate as of September 30, 2014, required debt service for the next twelve months is estimated to be approximately $49.6 million in interest payments and $84.3 million in principal payments.

As of September 30, 2014, we had outstanding $794.5 million of 9.875% senior notes due 2018 (the “Senior Notes”). In addition, as of September 30, 2014, we had outstanding $490.9 million of 11.0% senior discount notes due 2019 (the “Discount Notes”), which were issued by Burger King Capital Holdings, LLC and Burger King Capital Finance, Inc., our wholly-owned indirect subsidiaries.

As of September 30, 2014, we were in compliance with all covenants of the 2012 Credit Agreement and the indentures governing our Senior Notes and Discount Notes, and we have the ability to draw on the full borrowing capacity of $130.0 million under our 2012 Revolving Credit Facility.

Tim Hortons Transaction

The repayment of our 2012 Term Loan Facility, the Senior Notes and the Discount Notes will be consummated concurrently with the Tim Hortons Transaction. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tim Hortons Transaction” in this report for a description of the expenses related to the Tim Hortons Transaction. The 2012 Term Loans, the Senior Notes and the Discount Notes will be replaced by capital from third-party sources to finance the Tim Hortons Transaction. This financing is expected to take several forms. See Note 2 to the accompanying unaudited condensed consolidated financial statements for additional information about the Tim Hortons Transaction.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $375.6 million for the nine months ended September 30, 2014, compared to $267.7 million during the same period in the prior year. The increase in cash provided by operating activities was driven primarily by an increase in net income, excluding non-cash adjustments, and changes in working capital.

Investing Activities

Cash used for investing activities was $9.8 million for the nine months ended September 30, 2014, compared to cash provided by investing activities of $38.1 million during the same period in the prior year. The change in investing activities was driven primarily by a decrease in proceeds from refranchisings, net, partially offset by a decrease in payments for acquired franchisee operations.

Financing Activities

Cash used for financing activities was $134.4 million for the nine months ended September 30, 2014, compared to $90.9 million during the same period in the prior year. The increase in cash used for financing activities was driven primarily as a result of higher scheduled debt principal payments and higher dividend payments.

Dividends

On February 12, 2014, our board declared a cash dividend of $0.07 per share, which was paid on March 12, 2014 to shareholders of record on February 26, 2014. On April 24, 2014, our board declared a cash dividend of $0.07 per share, which was paid on May 26, 2014 to shareholders of record at the close of business on May 12, 2014. On July 31, 2014, our board declared a cash dividend of $0.08 per share, which was paid on August 26, 2014 to shareholders of record at the close of business on August 12, 2014. On November 3, 2014, our board approved a cash dividend of $0.08 per share that will be paid on November 25, 2014 to shareholders of record at the close of business on November 14, 2014. Future dividends will be determined at the discretion of the Board of Directors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of September 30, 2014, we estimate it will take approximately 16 years for these purchase commitments to be completed. In the event of early termination of this arrangement, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of September 30, 2014, there were $126.5 million of loans outstanding to franchisees that we had guaranteed under six such programs, with additional franchisee borrowing capacity of approximately $197.0 million remaining. Our maximum guarantee liability under these programs is limited to an aggregate of $32.3 million, assuming full utilization of all borrowing capacity. We record a liability in the period the loans are funded. As of September 30, 2014, the liability reflecting the fair value of these guarantee obligations was $5.3 million. No significant payments have been made by us in connection with these guarantees through September 30, 2014.

We have agreed to guarantee the obligations of Newco under certain hedging transactions entered into in connection with the Tim Hortons Transaction. See Note 2 to the accompanying unaudited condensed consolidated financial statements for additional information about these guarantees and the Tim Hortons Transaction.

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

New Accounting Pronouncements

See Note 3 – New Accounting Pronouncements, in the notes to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the nine months ended September 30, 2014 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014, other than the following information related to new foreign currency forward contracts.

In connection with the Tim Hortons Transaction, we are exposed to foreign currency risk as the cash purchase price of the transaction will be denominated in Canadian dollars. During the three months ended September 30, 2014, we entered into a foreign currency swap and two foreign currency option contracts to hedge our exposure to the volatility of the Canadian dollar. These derivative instruments do not qualify for hedge accounting and changes in fair values are immediately recognized in other operating expenses (income), net in current earnings. At September 30, 2014, we had outstanding a foreign currency swap to exchange $4,000.0 million U.S. dollars for $4,347.2 million Canadian dollars with a maturity date of December 31, 2014. We also had two foreign currency option contracts to exchange $5,230.0 million U.S. dollars for $5,635.3 million Canadian dollars with a maturity date of December 30, 2014. The foreign currency option contracts have a total premium of $59.9 million that is due at settlement. At September 30, 2014, the estimated fair value of our foreign currency forward swap was a liability of $126.1 million and the estimated fair value of our foreign currency forward options was an asset of $12.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and Exchange Act Rules 15d-15(e)) as of September 30, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our fully franchised business model; our expectations and belief regarding our ability to accelerate international development through joint venture structures and master franchise and development agreements; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates and foreign currency exchange rates and the impact of changes in interest rates and foreign currency exchange rates on the amount of our interest payments, future earnings and cash flows; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps and forward-starting interest rate swaps and to hedge our net investment in a Swiss subsidiary through the purchase of cross-currency swaps; our expectations with respect to amounts we expect to be reclassified into earnings within the next twelve months; our expectations regarding the anticipated benefits and timing for completion of the Tim Hortons Transaction, and the transactions contemplated by the arrangement agreement and our anticipated sources and uses of funds in connection with the transaction; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

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

•	Our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks arising from significant and rapid fluctuations in interest rates and in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Our ability to successfully implement our domestic and international growth strategy and risks related to our international operations;

•	Risk related to relying on master franchisees and subfranchisees to accelerate restaurant growth;

•	Risks related to the ability of counterparties to our 2012 Credit Facilities, interest rate caps, cross-currency swaps, forward-starting interest rate swaps, foreign currency forward contracts, and any similar instrument to fulfill their commitments and/or obligations; and

•	Risks related to the Tim Hortons Transaction, including whether the transaction will be consummated and the timing for completion of the transaction.

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

Part II – Other Information

Item 1. Legal Proceedings

Jay Clogg Realty Group, Inc. v. Burger King Corporation, Civ. Action No. 8-13-CV-00662 (U.S. District Court for the District of Maryland). On March 1, 2013, a putative class action lawsuit was filed against BKC in the U.S. District Court of Maryland. The complaint alleges that BKC and/or its agents sent unsolicited advertisements by fax to thousands of consumers in Maryland and elsewhere in the United States to promote its home delivery program in violation of the Telephone Consumers Protection Act. The plaintiff is seeking monetary damages and injunctive relief. On August 19, 2014, the Company agreed to pay $8.5 million to settle the lawsuit. The parties are currently working to finalize a settlement agreement and then expect to seek court approval of the settlement.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, in addition to the other information set forth in this report, could materially affect the Company’s business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition, or results of operations.

The following risks factors should be considered in connection with the transactions described in “Management’s Description and Analysis of Financial Condition and Results of Operations—Tim Hortons Transaction”. Such risks may not be the only risks arising in connection with the Tim Hortons Transaction or facing the Company and its subsidiaries. Additional risks and uncertainties not presently known may also materially and adversely affect the business, operations, financial condition or prospects of the Company and each of its subsidiaries.

The arrangement agreement may be terminated in accordance with its terms and the transactions may not be completed.

The arrangement agreement contains a number of conditions that must be fulfilled to complete the transactions. Those conditions include, among other customary conditions, the approval of the arrangement resolution by Tim Hortons shareholders, the approval of the arrangement by the Ontario court, receipt of requisite regulatory approvals, absence of orders prohibiting consummation of the transactions, effectiveness of the Registration Statement on Form S-4 filed by Holdings and the Partnership with the SEC, approval of the Holdings common shares for listing on the NYSE and conditional approval for listing on the TSX and conditional approval of the Partnership exchangeable units for listing on the TSX. These conditions to the closing of the transactions may not be fulfilled and, accordingly, the transactions may not be completed. In addition, if the transactions are not completed by March 31, 2015 (subject to extension to April 30, 2015, if the only conditions not satisfied or waived (other than those conditions that by their nature are to be satisfied at the closing, and are capable of being satisfied) are conditions relating to regulatory approvals and the absence of any orders relating to regulatory approvals), either Tim Hortons or Burger King Worldwide may choose to terminate the arrangement agreement. In addition, Tim Hortons or Burger King Worldwide may elect to terminate the arrangement agreement in certain other circumstances, and the parties can mutually decide to terminate the arrangement agreement at any time prior to the closing, before or after shareholder or stockholder approval, as applicable.

Failure to complete the transactions could negatively impact the share price and the future business and financial results of the Company.

If the transactions are not completed, the ongoing businesses of the Company may be adversely affected. Additionally, if the transactions are not completed and the arrangement agreement is terminated, in certain circumstances, the Company may be required to pay to Tim Hortons a termination fee of C$500 million. In addition, the Company may incur significant transaction expenses in connection with the transactions regardless of whether the transactions are completed. The foregoing risks, or other risks arising in connection with the failure of the transactions, including the diversion of management attention from conducting the business of the Company and pursuing other opportunities during the pendency of the transactions, may have a material adverse effect on the businesses, operations, financial results and share and stock prices of the Company. In addition, the Company could be subject to litigation related to any failure to consummate the transactions or any related action that could be brought to enforce the Company’s obligation under the arrangement agreement.

Obtaining required approvals necessary to satisfy the conditions to the completion of the transactions may delay or prevent completion of the transactions, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transactions.

The transactions are subject to customary closing conditions. These closing conditions include, among others, the receipt of required approval of Tim Hortons shareholders, approval of the arrangement by the Ontario court, the effectiveness of the registration statement, and receipt of regulatory approvals in Canada. The governmental agencies from which the parties will seek certain of these approvals have broad discretion in administering the governing regulations. As a condition to their approval, these agencies may impose requirements, limitations or costs, require divestitures, require undertakings or place restrictions on the conduct of the Holdings business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the transactions or may reduce the anticipated benefits of the transactions. Further, no assurance can be given as to the terms, conditions and timing of the required approvals. If the Company agrees to any material requirements, limitations, costs or restrictions in order to obtain any approvals required to consummate the arrangement and the merger, these requirements, limitations, costs or restrictions could materially and adversely affect the anticipated benefits of the transactions. This could result in a failure to consummate these transactions or have a material adverse effect on Holdings’ and Partnership’s business and results of operations. In addition, failure to obtain approval from any of the governmental agencies may result in the termination of the transactions. If the transactions are terminated because the Company is unable to obtain Investment Canada Act approval, the Company may be required to pay to Tim Hortons a termination fee of C$500 million.

The Company’s business relationships, including relationships with franchisees and customer relationships, may be subject to disruption due to uncertainty associated with the transactions.

Parties with which the Company currently does business or may do business in the future, including franchisees, customers and suppliers, may experience uncertainty associated with the transactions, including with respect to current or future business relationships. As a result, the Company’s business relationships may be subject to disruptions if franchisees, customers, suppliers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company as a result of the transactions. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of Holdings and Partnership following the closing. The effect of such disruptions could be exacerbated by a delay in the consummation of the transactions or termination of the arrangement agreement.

The proposed transactions could have an adverse effect on the BURGER KING® brand.

The success of the Company is largely dependent upon the ability of the Company to maintain and enhance the value of the BURGER KING® brand, its guests’ connection to and perception of the brand, and a positive relationship with restaurant owners. Brand value could be severely damaged if the proposed transactions receive considerable negative publicity or if guests or restaurant owners otherwise come to have a diminished view of the brand as a result of the transaction or the common ownership of the businesses.

The Company will incur substantial, direct and indirect transaction-related costs in connection with the arrangement and the merger and other transactions contemplated by the arrangement agreement.

The Company expects to incur a number of non-recurring transaction-related costs associated with completing the transactions. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filings fees and printing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2013, our Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization will remain in effect until May 31, 2016 or when the limit is reached. The amount and timing of the repurchases will be determined by management. The share repurchases may be suspended or discontinued at any time. No shares were repurchased during the three months ended September 30, 2014.

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

BURGER KING WORLDWIDE, INC.
(Registrant)

Date: November 6, 2014	By:	/s/ Joshua Kobza
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